Form 10-Q
period 2021-06-30
Aeluma, Inc.
filed 2021-08-23
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number: 333-146316

AELUMA, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	85-2807351
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

27 Castilian Drive
Goleta, California 93117

(Address of Principal Executive Offices)

805-351-2707

(Registrant’s telephone number, including area code)

Parc Investments, Inc.

(Former name and address, if changed since last report)

Copies to:

Hunter Taubman Fischer & Li LLC

800 Third Ave., Suite 2800

New York, NY 10022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	-	-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 23, 2021, there were 10,650,002 shares of the issuer’s common stock issued and outstanding with $0.0001 as the par value.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	(Unaudited) June 30 2021	December 31 2020
ASSETS

Current Assets
Cash	$6,787,250	$38,302
Deferred compensation, current portion	662,464
Prepaids & Other current assets	22,521
Total Current Assets	7,472,235	38,302

Equipment	115,888	115,888
Leasehold Improvements	12,420
Intangible Assets	14,833
Right of Use Asset	729,176
Deferred compensation, long term portion	673,498
Other Assets	65,069
Total Assets	$9,083,119	$154,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$68,575	$2,886
Accrued expenses & Other Current Liabilities	61,384	8,407
Advances from officers	-	16,616
Lease Liability-current portion	157,141
Notes Payable to officers	-	120,000
Total Current Liabilities	287,100	147,909

Lease Liability	610,455

Commitments and Contingencies
Total Liabilities	897,555	147,909

Stockholders’ Equity
Common Stock par value $0.0001, 50,000,000 shares authorized, 10,535,002 and 3,247,840 shares issued and outstanding at June 30, 2021 and December 31, 2020 , respectively. Preferred Stock par value $.0001, 10,000,000 authorized, none issued and outstanding.	1,054	325
Additional Paid In Capital	8,415,432	19,675
Accumulated Deficit	(230,922)	(13,719)
Total Stockholders’ Equity	8,185,564	6,281

Total Liabilities and Stockholders’ Equity	$9,083,119	$154,190

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months ended June 30, 2021 and

June 30, 2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating Expenses	243,690	2,944

Other Income (Expenses)
Sub-lease and other income	90,758
Change in value of liability	(48,308)
Interest Expense	(1,500)	-
Total Other Expenses	40,950	-

Loss before provision for Income Taxes	(202,740)	(2,944)

Provision for income tax	-	(816)

Net Loss	$(202,740)	$(3,760)

Basic and Diluted Loss Per Share	$(0.05)	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,010,367	0

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Six Months ended June 30, 2021 and

June 30, 2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating Expenses	255,853	2,992

Other Income (Expenses)
Sub-lease and Other Income	90,758
Change in value of liability	(48,308)
Interest Expense	(3,000)	-
Total Other Expenses	39,450	-

Loss before provision for Income Taxes	(216,403)	(2,944)

Provision for income tax	800	(816)

Net Loss	$(217,203)	$(3,808)

Basic and Diluted Loss Per Share	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	3,643,728	0

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	3,247,840	$325	19,675	(13,719)	$6,281

Recapitalization	2,500,000	250	(53,174)		(52,924)
Issuance of shares of common stock for Cash (net of $1,059,505 in offering costs)	3,885,000	389	6,710,106		6,710,495
Shares Issued to Placement Agent	50,000	5	99,995		100,000
Shares Issued Upon Conversion of SAFE Notes	129,154	13	258,295		258,308
Shares Issued to Advisors	723,008	72	1,380,535		1,380,607
Net Loss				(217,203)	(217,203)
Balance, June 30, 2021	10,535,002	$1,054	8,415,432	$(230,922)	$8,185,564

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and

2020

(Unaudited)

	2021		2020
Operating activities
Net Loss		$(217,203)	$(3,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		36,473
Change in value of liability		48,308
Change in prepaids & other current assets		(22,521)
Change in deposits		(65,069)	0
Change in accounts payable		60,264
Change in accrued expenses		91,354	-
Net cash used in operating activities		(68,394)	(3,808)

Investing activities
Payments for Leasehold Improvements		(12,420)
Purchase of domain name		(14,833)
Net cash used in investing activities		(27,253)	-

Financing activities
Proceeds from sales of shares to advisors		8,171	-
Cash from acquisition		2,556
Proceeds from issue of SAFE agreements		210,000	-
Proceeds from Private Placement, net of offering costs		6,760,484
Proceeds from shareholder loans			6,500
Repayment of shareholder loans and advances		(136,616)
Net cash provided by Financing activities		6,844,595	6,500

Net change in cash		6,748,948	2,692

Cash, beginning of period		38,302	206

Cash, end of period		$6,787,250	$2,898

Supplemental Disclosures
Conversion of SAFE agreements into equity		$258,308	-
	$		-

The accompanying notes are an integral part of these financials

NOTE 1 – THE COMPANY

Ae1uma, Inc. (“Aeluma” or the “Company”), is a Delaware C Corporation, incorporated on February 28th, 2019. The Company filed the articles of incorporation of a General Stock Corporation with the secretary of state under the laws of the State of Delaware.

Aeluma is headquartered in Santa Barbara, California. The Company is engaged in the research and development of infrared (IR) optical sensors to disrupt the market for IR sensors, and using its proprietary technology aims to produce a much higher performance alternative to today’s low-cost sensors at much lower prices than would otherwise be possible. The focus of the Company will be the image sensor market. Initial efforts hope to penetrate the 3D imaging and sensing (mobile & consumer, defense & aerospace, industrial, medical, auto) and lidar (robotic vehicles, ADAS vehicles, topography, wind, industrial) markets.

We were originally incorporated as Parc Investments, Inc. in the State of Delaware on August 21, 2020. Prior to the Merger (as defined below), we were a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On June 22, 2021, our board of directors and all of our pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on June 22, 2021 and through which we changed our name to “Aeluma, Inc.” On June 22, 2021, our board of directors also adopted restated bylaws.

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly-owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our wholly owned subsidiary, and all of the outstanding stock of Biond Photonics was converted into shares of our common stock.

As a result of the Merger, we acquired the business of Biond Photonics and will continue the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc. In conjunction with the merger transaction, the company changed its year end to June 30.

Merger Agreement

On June 22, 2021, Parc Investments, Inc., Acquisition Sub and Biond Photonics entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on June 22, 2021 (the “Closing Date”), Biond Photonics merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and our wholly owned subsidiary.

As a result of the Merger, we acquired the business of Biond Photonics, a California corporation, doing business as Aeluma. At the time the certificates of merger reflecting the Merger were filed with the Secretaries of State of California and Delaware (the “Effective Time”), each of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 1.299135853 shares of our common stock (the “Common Share Conversion Ratio”), with the maximum number of shares of our common stock issuable to the former holders of Biond Photonics’ capital stock equal to 4,100,000 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 2,500,000 shares of our common stock owned by our stockholders prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

The issuance of shares of our common stock to Biond Photonics’ former security holders are collectively referred to as the “Share Conversion.”

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

As a condition to the Merger, we entered into an indemnity agreement with our former officer and directors (the “Pre-Merger Indemnity Agreement”), pursuant to which we agreed to indemnify such former officer and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger will be replaced with the historical financial statements of Biond Photonics before the Merger in future filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position at June 30, 2021, and 2020 and the results of operations and cash flows of the Company for the six months periods ended June 30, 2021 and 2020. Please also refer to the financial statements of Biond Photonics Inc for the year ended December 31, 2020 included in Form 8-K filed with the SEC on June 28, 2021.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $217,203 for the six months ended June 30, 2021. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions may raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basic Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The number of shares prior to the merger have been restated to consider the conversion into the share of the legal acquirer.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

As defined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair values is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses the market or income approach. Based on this approach, the Company utilizes certain assumptions about the risk inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and the reliability of the information used to determine fair values. As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Unadjusted quoted prices in active, accessible market for identical assets or liabilities

Level 2 – Other inputs that are directly or indirectly observable in the marketplace

Level 3 – Unobservable inputs which are supported by little or no market activity

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying values of the Company’s cash, accounts payable, accrued expenses and advances from officers approximate their fair value due to the relatively short maturity of these items. The carrying amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

As of June 30, 2020, the Company has one capitalized equipment asset which will be used for the development and production of their sensors. The asset is not currently in use and will continue to receive capitalized improvements until it is ready to use. Once commissioned and properly setup, the property and equipment will be depreciated using the straight-line method over their estimated useful life.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC but at times may exceed federally insured limits.

Income Taxes

The Company is expected to have net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. The Company is currently analyzing the amount of loss carryforwards that will be available to reduce future taxable income. The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of its realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a Company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for periods presented. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

The Company will file tax returns in the U.S. federal jurisdiction and the state of California. The Company’s federal and state return form are subject to review by the taxing authorities. The Company is not currently under examination by any taxing authority, nor has it been notified of an impending examination.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the balance sheet. The Company entered into a lease agreement during the six months ended June 30, 2021.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers.  The Company does not currently generate revenue.

NOTE 3 – ADVANCES FROM OFFICERS

During the year ended December 31, 2020, in an effort to carry the Company forward with limited cash flow, two officers provided advances to pay for miscellaneous Company expenses. The amounts recorded for December 31, 2020 were $16,616 and were repaid in 2021.

NOTE 4 – NOTES PAYABLE

The Company entered into two $60,000 promissory notes on October 27, 2020 from Jonathan Klamkin, Cofounder, Director and CEO; and Lee McCarthy, Cofounder, Director, interim CFO and COO. The notes bear simple interest at an annual rate of 5% and mature December 31, 2021. As of December 31, 2020, the notes have incurred $1,000 in interest. The purpose of the notes was to provide working capital for the business to bridge the Company through the upcoming transaction. These were repaid upon the financing in June, 2021.

NOTE 5 – SAFE Agreements

In February, 2021, the Company issued Simple Agreement For Equity (SAFE) agreements to certain shareholders of the Company in exchange for $210,000 in cash. The SAFE agreements were converted to common stock on June 22, 2021 for 129,154 shares. The value of the SAFE instruments increased in value by$48,308 upon conversion on June 22, 2021. Such increase in value was reported in the statements of operations.

NOTE 6 – STOCKHOLDERS EQUITY

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $.0001 par value common stock and 10,000,000 of $.0001 par value preferred stock. No preferred shares were issued at June 30, 2021.

Common Stock Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share (the “Offering Price”). We held a second closing on June 28, 2021 for an additional 402,500 shares of our common. Accordingly, we sold a total of 3,885,000 shares of our common stock through June 30, 2021. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the Offering were $7,770,000 (before deducting placement agent fees and expenses of the Offering of $1,059,505).

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

In connection with the Offering and subject to the closing of the Offering, we agreed to pay the placement agent, GP Nurmenkari Inc. (the “Placement Agent”), a U.S. registered broker-dealer, a cash placement fee of 10% of the gross proceeds raised from investors in the Offering (or 3% of the first $800,000 of gross proceeds raised from pre-Merger Biond Photonics shareholders and their friends and family) and to issue to it 50,000 shares of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number of shares of common stock sold in the Offering (other than the first $800,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family, for which the placement agent will not receive any warrants), with a term of five years and an exercise price of $2.00 per share (the “Placement Agent Warrants”). We also agreed to pay certain expenses of the Placement Agent in connection with the Offering.

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $725,900 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 348,500 shares of our common stock in connection with the Offering. We have also reimbursed the Placement Agent for approximately $35,000 of expenses incurred in connection with the Offering.

A note payable to an officer of Parc Investments, Inc. in the amount of $50,000 was repaid directly from the proceeds from the Offering.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares (as adjusted) of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares (as adjusted) of common stock to Director, interim CFO and COO Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares (as adjusted) vested on October 27th, 2020 and the remaining 1,299,136 shares (as adjusted) vest in equal amounts, monthly over the subsequent 4 years.

NOTE 7 – STOCK-BASED COMPENSATION

During the six months ended June 30, 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for management advisory services, for prices price ranging from $.008 to $.015 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods ranging from 2-4 years. Related to these issuance, the Company has recorded deferred stock-based compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation will be expensed over the service period. For the six months ended June 30, 2021, $36,473 has been amortized in the Statement of Operations, and $1,335,962 is presented as deferred compensation on the balance sheet at June 30, 2021, of which $662,464 is expected to be expensed in the next twelve months.

NOTE 8 – FACILITY OPERATING LEASE

On April 1, 2021, the Company commenced an 5yr operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability. The value of the asset will be amortized on a straight-line basis over the 60 month period.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2021:

2021	$78,083
2022	$159,093
2023	$163,070
2024	$167,147
2025	$171,326
2026	$43,094
Total	$781,813

Beginning April 1, 2021, the Company began subleasing a portion of their new office space in Santa Barbara, California with Calient Technologies for 27 Castilian, Goleta, CA. The lease provides for base monthly rent of approximately $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 on a month-to-month basis plus common area and operating expenses. During the six months ended June 30, 2021, the Company recognized $84,743 of rent income, including reimbursement of common area and operating expenses.

NOTE 9 – WARRANTS TO PURCHASE COMMON STOCK

In connection with the Offering, we issued 348,500 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

NOTE 10 – RELATED PARTIES

The Company’s advances and notes payable are from the officers/cofounders. At the time when the Company needed funds for working capital, the business decided it would be easier to look internally for these funds rather than through banks. Such advances and notes payable were repaid during the six months ended June 30, 2021. See Notes 3, 4 and Note 5.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2021, we sold an additional 115,000 common stock shares at the Offering Price for net proceeds (after deducting offering costs of $23,070) of $206,930.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with Aeluma, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission (“SEC”) filings. Risks and uncertainties can include, among others, international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our Current Report on Form 8-K filed on June 28, 2021 and the other filings we make with the SEC.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

On June 22, 2021, the Company, Acquisition Sub and Biond Photonics entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on June 22, 2021 (the “Closing Date”), Biond Photonics merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and our wholly owned subsidiary.

As a result of the Merger, we acquired the business of Biond Photonics, a California corporation, doing business as Aeluma. At the time the certificates of merger reflecting the Merger were filed with the Secretaries of State of California and Delaware (the “Effective Time”), each of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 1.299135853 shares of our common stock (the “Common Share Conversion Ratio”), with the maximum number of shares of our common stock issuable to the former holders of Biond Photonics’ capital stock equal to 4,100,000 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 2,500,000 shares of our common stock owned by the stockholders of PUBCO prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”). The issuance of shares of our common stock to Biond Photonics’ former security holders are collectively referred to as the “Share Conversion.”

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

As a condition to the Merger, we entered into an indemnity agreement with our former officer and directors (the “Pre-Merger Indemnity Agreement”), pursuant to which we agreed to indemnify such former officer and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger will be replaced with the historical financial statements of Biond Photonics before the Merger in future filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The issuance of securities pursuant to the Share Conversion was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Rule 506 of Regulation D promulgated by the SEC thereunder. These securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirement and are subject to further contractual restrictions on transfer.

The Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share (the “Offering Price”). We held a second closing on June 28, 2021 for an additional 402,500 shares of our common stock and a third closing on July 1, 2021 for an additional 115,000 shares of our common stock. Accordingly, we sold a total of 4,000,000 shares of our common stock. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the Offering were $8,000,000 (before deducting placement agent fees and expenses of the Offering.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

In connection with the Offering and subject to the closing of the Offering, we agreed to pay the placement agent, GP Nurmenkari Inc. (the “Placement Agent”), a U.S. registered broker-dealer, a cash placement fee of 10% of the gross proceeds raised from investors in the Offering (or 3% of the first $800,000 of gross proceeds raised from pre-Merger Biond Photonics shareholders and their friends and family) and to issue to it 50,000 shares of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number of shares of common stock sold in the Offering (other than the first $800,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family, for which the placement agent will not receive any warrants), with a term of five years and an exercise price of $2.00 per share (the “Placement Agent Warrants”). We also agreed to pay certain expenses of the Placement Agent in connection with the Offering.

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $748,900  and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 360,000 shares of our common stock in connection with the Offering. We have also reimbursed the Placement Agent for approximately $35,000  of expenses incurred in connection with the Offering.

Subject to certain customary exceptions, we have agreed to indemnify the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agent and their sub-agents may be required to make in respect of such liabilities.

Departure and Appointment of Directors and Officers

Our board of directors is authorized to and consists of 5 members. As of the Effective Time, Mr. Ian Jacobs and Mr. Mark Tompkins resigned from our board of directors, and Mr. Jonathan Klamkin, Mr. Lee McCarthy and Mr. Steven DenBaars were appointed to our board of directors.

Also, as of the Effective Time, Mr. Jacobs resigned from all officer positions with us, and Jonathan Klamkin was appointed as our President and Chief Executive Officer, Lee McCarthy was appointed as our interim Chief Financial Officer and Chief Operating Officer. On August 18, 2021, Mr. McCarthy resigned as our interim Chief Financial Officer.

Prior to the Merger, the sole business purpose of the Company was to seek the acquisition of or merger with, an existing company.

As a result of the consummation of the Merger, on June 22, 2021, Biond Photonics, Inc. became our wholly owned subsidiary and the business of Biond Photonics, Inc. became the business of the Company going forward. Accordingly, at the closing, the Company ceased to be a shell company.

Aeluma develops novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking a picture. Our devices may incorporate additional functionality and enhanced performance to enable 3D image capture when integrated into various system architectures. This technology has the potential to greatly enhance the performance and capability of camera image sensors, Lidar, augmented reality, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment and has headquarters in Goleta, CA with a manufacturing cleanroom to house this equipment.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations. We are currently preparing the facility for equipment installation. Soon thereafter, equipment will be installed and then brought online, meaning power will be supplied to the equipment and various connections will be made including gas supply lines, exhaust, and other connections. When fully installed, the equipment will be checked through various test operations to verify that the systems are performing to requirements and we will begin to perform development runs to realize epitaxial wafers, which is the combination of the compound semiconductor materials grown on the silicon wafer. Thereafter, we hope to finalize the purchase agreements for epitaxial wafers with the two customers with whom we currently have support letters, as mentioned elsewhere in this Report, and then we will work to deliver on such orders, which would be our first. We will also be performing internal research and development on materials and devices for our planned photodetector array products. As part of this effort, we will be engaging foundries to develop a path toward building engineering samples and future production. In parallel, we will continue to develop our manufacturing and product development strategy by further engaging customers and strategic partners.

Limited Operating History

We cannot guarantee that the proceeds from the Offering will be sufficient to carry out all of our business plans. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to carry out all of our operations. Equity financing will result in dilution to existing stockholders.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2021 as compared to the six month period ended June 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended
	June 30,
	2021		2020
NET REVENUES	$		$
OPERATING EXPENSES:		255,853		2,992
Other Income (Expense):
Sub-lease rental income & other income		90,758
Change in value of liability		(48,308)
Interest expense		(3,000)
Loss Before Provision for Income Tax		(216,403)		(2,992)
Provision for income tax		800		816
Net Loss		$(217,203)		$3,808

Net Revenues: We recorded no revenues for either the six months ended June 30, 2021 or June 30, 2020.

Operating Expenses: During the six months ended June 30, 2021, we incurred $255,803 of operating expenses. During the six months ended June 30, 2020, we incurred $2,992 of operating expenses. This increase was due to the start up of operations and stock compensation expenses related to advisor agreements.

Sub-lease rental income: During the six months ended June 30, 2021, the Company recorded net rental income of $90,758 and none for the six months ended June 30, 2020. The increase was due the rental of our new facility and a related sub-lease to our tenant.

Interest Expense: During the six months ended June 30, 2021, we incurred $3,000 of interest expenses, from none for the six months ended June 30, 2020. This increase was due to net write-off of accrued interest expense.

Provision for income tax: Provision for income tax was $800 and $816 for the six months ended June 30, 2021 and 2020, respectively. These expenses related to minimum income tax requirements in California.

Net Loss: Net loss increased to $217,203 for the six months ended June 30, 2021 as compared to $3,808 for the six months ended June 30, 2020 for the reasons described above.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $217,203 and $3,808 for the six months ended June 30, 2021 and June 30, 2020, respectively, and losses are expected to continue in the near term. The accumulated deficit is $230,922 and $3,760 at June 30, 2021 and June 30, 2020, respectively. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Notes 4 through 6 in the financial statements for our discussion of notes payable and shares issued.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2021, we had $6,787,250 of cash on hand; at June 30, 2020, we had $38,302 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) controlling overhead and expenses; and (c) executing material sales or research contracts. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2021 as compared to June 30, 2020, were as follows:

	June 30, 2021	June 30, 2020
Cash	$6,787,250	$38,302
Total current assets	$7,472,235	$38,302
Total assets	$9,083,119	$154,190
Total current liabilities	$287,100	$147,909
Total liabilities	$897,555	$147,909

At June 30, 2021, we had working capital of $7,185,135 compared to a working capital deficit of $109,607 at June 30, 2020. Current assets increased to $7,472,235 at June 30, 2021 from $38,302 at June 30, 2020, primarily as a result of the private placement described above. Current liabilities increased to $287,100 at June 30, 2021 from $147,909 at June 30, 2020, primarily as a result of the facility lease agreement the Company entered into.

For the six months ended June 30, 2021, net cash used in operations of $68,394 was the result of the net loss in operations with a change in prepaids , offset by a change in accounts payable and accrued expenses. For the six months ended June 30, 2020, net cash used in operations of $3,808 was the result of bank charges on the business checking account.

Net cash used in our investing activities were $27,253 and none for the six months ended June 30, 2021 and June 30, 2020, respectively. Investing activity for the 2021 period related to the setup of our new facility.

Our financing activities resulted in a cash inflow of $6,844,595 for the six months ended June 30, 2021, due to the offering described above. Financing activities generated $6,500 in cash for the six months ended June 30 2020 due to shareholder loans,

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position at December 31, 2019, and December 31, 2020 and the results of operations and cash flows of the Company for the calendar years ended December 31, 2019 and December 31, 2020.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Basic Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

As defined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair values is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses the market or income approach. Based on this approach, the Company utilizes certain assumptions about the risk inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and the reliability of the information used to determine fair values. As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Unadjusted quoted prices in active, accessible market for identical assets or liabilities

Level 2 – Other inputs that are directly or indirectly observable in the marketplace

Level 3 – Unobservable inputs which are supported by little or no market activity

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying values of the Company’s cash, accounts payable, accrued expenses and advances from officers approximate their fair value due to the relatively short maturity of these items. The carrying amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Property, equipment and improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

As of June 30, 2021, the Company has one capitalized construction in progress asset which will be used for the production of their sensors. The asset is not currently in use and will continue to receive capitalized improvements until it is ready to use. Once commissioned and properly setup, the property and equipment will be depreciated using the straight-line method over their estimated useful life.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC but at times may exceed federally insured limits.

Income Taxes

The Company is expected to have net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. The Company is currently analyzing the amount of loss carryforwards that will be available to reduce future taxable income. The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of its realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a Company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for periods presented. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

The Company will file tax returns in the U.S. federal jurisdiction and the state of California. The Company’s federal and state return form are subject to review by the taxing authorities. The Company is not currently under examination by any taxing authority, nor has it been notified of an impending examination.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the balance sheet.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers.  The Company does not currently generate revenue.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, the Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations; however, the Company may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

The Offering

Between June 22, 2021 and June 25, 2021, we sold an aggregate of 3,885,000 shares of our common stock to 74 “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a private placement offering at a purchase price of $2.00 per share. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

Securities Issued in Connection with the Merger

On June 22, 2021, pursuant to the terms of the Merger Agreement, 3,155,944 shares of Biond Photonics’ common stock (see Other Sales of Unregistered Securities below for details of those share issuances) were converted into an aggregate of 4,100,000 shares of our common stock. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Additional Sales of Unregistered Securities

The following list sets forth information as to all securities the Company sold from January 1, 2018, through immediately prior to the consummation of the Merger, which were not registered under the Securities Act. The following description is historical and has not been adjusted to give effect to the Merger.

On June 5, 2021, we issued 20,000 (pre-Merger) shares of common stock pursuant to an advisory agreement.

On June 10, 2021, we issued an aggregate of 536,530 (pre-Merger) shares of common stock pursuant to three individual Advisory Agreements, which includes 189,360 shares to Mr. DenBaars.

On June 10, 2021, we issued an aggregate of 99,414 (pre-Merger) shares of common stock pursuant to an Omnibus Equity Agreement, pursuant to which each of the signatories pursuant thereto agreed to convert his/her shares issuable under his/her respective Simple Agreements for Future Equity agreements into shares of the Company’s common stock at the close of the Merger.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.

(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.1	Form of Post-Merger Indemnification Agreement**
10.2	Form of Pre-Merger Indemnification Agreement**
10.3	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.4	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto
10.5+	2021 Equity Incentive Plan and form of award agreements**
21.1	Subsidiaries of the Registrant**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document. (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.
(Registrant)

Date: August 23, 2021	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Office