Form 10-KT
period 2021-06-30
Aeluma, Inc.
filed 2021-09-27
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2021 to June 30, 2021

Commission file number 000-56218

Aeluma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2807351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Castilian Drive

Goleta, California 93117

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 351-2707

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the price at which the common stock was last sold on December 31, 2021 was $2.00.

The number of the registrant’s shares of common stock, no par value, outstanding on September 24, 2021 was 10,650,002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately. Accordingly, we are filing this Transition Report on Form 10-K (this “Report”) to include audited consolidated financial information for the transition period from January 1, 2021 through June 30, 2021.

ii

PART I

Item 1. Business.

Overview

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking pictures. Our devices may incorporate additional functionality for 3D image capture when integrated into various system architectures. This technology has the potential to enhance the performance and capability of camera image sensors, Lidar, augmented reality, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment, an MOCVD tool, and has headquarters in Goleta, CA with a manufacturing cleanroom to house this equipment.

Because we will leverage compound semiconductor materials including InGaAs, our devices may operate out to longer wavelengths, up to at least 1600 nm, which is advantageous for a number of reasons including eye safety. Beyond 1400 nm is considered eye safe at significantly higher optical power levels relative to that at shorter wavelengths. Therefore, for Lidar sensing systems, the range (the detectable object distance) can be increased significantly. Operating at specific longer wavelengths (for example, near 1550 nm) also enables imaging both in low light (dark) conditions, as well as in direct sunlight. Therefore, images could be captured outdoors and in various conditions.

Corporate Structure

We were incorporated as Parc Investments, Inc. in the State of Delaware on August 21, 2020. Prior to the Merger (as defined below), we were a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Biond Photonics prior to the Merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

Our Business

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking pictures. Our devices may incorporate additional functionality for 3D image capture when integrated into various system architectures. This technology has the potential to enhance the performance and capability of camera image sensors, Lidar, augmented reality, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment, an MOCVD tool, and has headquarters in Goleta, CA with a manufacturing cleanroom to house this equipment.

Because we will leverage compound semiconductor materials including InGaAs, our devices may operate out to longer wavelengths, up to at least 1600 nm, which is advantageous for a number of reasons including eye safety. Beyond 1400 nm is considered eye safe at significantly higher optical power levels relative to that at shorter wavelengths. Therefore, for Lidar sensing systems, the range (the detectable object distance) can be increased significantly. Operating at specific longer wavelengths (for example, near 1550 nm) also enables imaging both in low light (dark) conditions, as well as in direct sunlight. Therefore, images could be captured outdoors and in various conditions.

Our technology is based on heterogeneous integration of compound semiconductor materials on silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in silicon manufacturing lines that are suited to large-volume production. Manufacturing on silicon also enables unique device configurations that are either not possible, challenging, or cost prohibitive relative to manufacturing on traditional compound semiconductor substrates such as InP.

Competition

There are two primary classes of image sensors currently in the market, low cost silicon sensors for mass market applications, and high performance InGaAs sensors deployed primarily in specialty applications. The major suppliers of silicon CMOS image sensors include Sony, Samsung, Omnivision, On Semi, STM, Panasonic, Canon, SK Hynix, and others (Source: Yole Development, www.yole.fr). The major suppliers of InGaAs sensors include Hamamatsu, FLIR/Teledyne, Princeton Lightwave/Argo AI, Sensors Unlimited, Excelitas, and others (Source: Markets and Markets, www.marketsandmarkets.com).

We believe that our technology will be able to compete effectively because we are uniquely positioned to outperform silicon CMOS image sensors while achieving a cost of manufacturing that is lower than that for traditional InGaAs sensors. Compared to silicon, InGaAs demonstrates higher detection sensitivity and a broader wavelength absorption spectrum. Silicon absorbs or detects light in the visible spectral region (400-750 nm) and partially in the NIR spectral region (greater than 750 nm), cutting off near 940 nm. InGaAs not only demonstrates higher absorption in the visible and NIR, but also extends well into the SWIR spectrum (1000-2500 nm), cutting off near 1700 nm, with the ability to extend beyond 2000 nm using strained InGaAs material.

We believe that we are also positioned to win on price in competing with current InGaAs sensors while having the ability to realize much larger area photodetector arrays because of our ability to manufacture on 12-inch silicon wafers, whereas competing InGaAs photodetectors are manufactured on InP wafers that are typically 2-4 inches in size. Therefore, in addition to realizing many more sensor chips per wafer, we have the ability to realize array sizes that are larger than what is possible with traditional InGaAs manufacturing on InP wafers.

Existing and potential competitors have or could have advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger scale manufacturing operations. However, we believe that our products will have the potential to compete because of our unique ability to manufacture high performance devices at low cost.

Customers

Aeluma currently has two potential customers that have provided non-binding support letters. These potential customers, who are manufacturers or research and development centers, wish to procure materials from us once our facility is operating and we are able to produce those materials. Aeluma bought a key piece of manufacturing equipment, a MOCVD tool, from one of the customers as part of a non-binding supply chain agreement, which provides that the customer will buy materials from us once we have installed and qualified the equipment.

Potential customers include those in the mobile market (both mobile phone manufactures and companies that sell integrated solutions to them), Lidar for cars, defense and aerospace.

Markets

The CMOS image sensors market was approximately $19B in 2020 and is projected to be $30B in 2026 (Source: Yole Development). During 2018, the revenue breakdown by market was 68% mobile, 7% consumer, 8% computing, 6% automotive, 6% security, 3% industrial, 1% medical, 1% defense and aerospace (Source: Yole Development, CMOS Image Sensor Industry 2020 report, www.yole.fr).

In terms of unit sales, the following are projected for 2024: 1.73 billion mobile phones, 131 million tablets, and 113 automotive vehicles (Source: www.idc.com). Manufacturers of mobile phones, tablets, and Lidar for automotive vehicles may be prospective customers for Aeluma. In the mobile market, Apple arguably leads in terms of deploying advanced capabilities such as Lidar sensing in their devices; Apple does not use our technology. Apple leverages VCSEL emitters in conjunction with SPAD detectors for a Lidar scanner in smartphones and tablets and such technology “helps to deliver faster, more realistic augmented reality experiences and improves autofocus in low-light scenes in photos and videos” (https://www.apple.com/newsroom/2021/05/apple-awards-an-additional-410-million-from-its-advanced-manufacturing-fund-to-ii-vi/). Other major smartphone suppliers include Samsung, Xiaomi, OPPO, vivo, Huawei, and realme (Source: www.counterpointresearch.com).

In addition to smartphone and tablet, other image sensor markets include: defense and aerospace, industrial, medical, automotive, robotic vehicles, machine vision, camera, motion detection, smart building and people counting, military, thermal imaging (Source: Yole Development).

Research and Development will be key to our success, enabling us to differentiate from competitors. The goal of our research and development efforts is to maintain leadership in heterogeneous integration of compound semiconductors on silicon for scaling the manufacturing of high performance optoelectronic devices. To support research and development, we will pursue government funded programs, although there are no assurances that such programs will be awarded. Such programs could not only offset research and development costs, but should provide pathways to customers, thereby supporting commercialization efforts.

Intellectual Property

While we currently hold no issued patents, we have filed four patent applications with the United States Patent and Trademark Office (USPTO), and have executed a letter of intent with a university to negotiate a license option for one of their issued patents. We have also filed a trademark for the name Aeluma with the USPTO. We will maintain protection of trade secrets that include “know-how” and process recipes.

Our strategy for the protection of our proprietary technology is to seek worldwide patent protection with a focus on jurisdictions that represent significant global semiconductor markets. However, we will assess on a case-by-case basis whether it is strategically more favorable to maintain trade secret protection for our inventions and “know-how” rather than pursue patent protection. Generally, patents have a term of twenty years from the earliest priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.

Our primary products are anticipated to be compound semiconductor optoelectronic devices manufactured on silicon substrates, including InGaAs photodetectors and photodetector arrays. To the extent that our products are or become subject to U.S. export controls and regulations, these regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.S. and non-U.S. government actions. Changes in export or import laws or sanctions policies, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.

We are also generally subject to other industry and environmental regulations for electronic and semiconductor products such as the Restriction of Hazardous Substances Directive 2002/95/EC.

Manufacturing

We currently have not established material manufacturing capability. We plan to control our core MOCVD manufacturing and development, with MOCVD capability at our Goleta, California headquarters. That location will have a production scale system capable of materials growth on up to 12-inch wafers. We believe that this system, with the ability to grow InGaAs materials on silicon, InP, and other substrates, will provide sufficient capacity for both our photodetector business pursuits, as well as sales of wafer materials.

Sales

We currently do not have revenue or sales contracts. We do have two non-binding letters of intent from two different customers for development activities.

Marketing

We have not started marketing activities at this time.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. Expenditures for compliance with federal state and local environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Employees

The only employees of Aeluma as of the date hereof are the CEO, COO and two other part-time employees who work in engineering. We plan to hire additional persons on an as-needed basis. We have engaged with a financial consultant and a technical consultant.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this report. We may however be involved, from time to time, in claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations, but cannot guarantee same.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item. However, we encourage you to review the risk factors included in our Current Report on Form 8-K filed with the SEC on June 28, 2021.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 27 Castilian Dr., Goleta, CA. We pay an annual rent of $156,165.

Effective February 22, 2021, we entered into a triple-net lease agreement with SBR Associates LP for the commercial building at 27 Castilian Dr. Goleta, CA for a term of five years, that began on April 1, 2021. The base rent for this property is $13,013.75 per month, with a CPI escalation over the initial base rent over the term of the lease. The lease expires on March 31, 2026 with the option to renew the lease with reasonable notice.

On March 15, 2021, we entered into a month to month agreement to sublease a portion of this property to the previous tenant at a base rental rate of $1.45 per square foot, per month.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market.

As of the date hereof, we had 10,650,002 shares of our common stock outstanding held by approximately 87 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of the end of the period ending June 30, 2021, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	20,000	(1)	2.00	960,000	(2)
Total	20,000		$2.00	960,000

(1)	We issued an aggregate of 20,000 options to two consultants, with an exercise price of $2.00 per share. 12,500 of the options vested upon issuance; the remaining 7,500 shares vest monthly in 2,500 increments beginning on August 2, 2021 and concluding October 2, 2021.
(2)	The number of shares reserved for issuance under our 2021 Plan is initially 980,000; such amount will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors.

Our 2021 Equity Incentive Plan

Pursuant to the Merger Agreement and upon the closing of the Merger, we adopted our 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. We initially reserved 980,000 shares of our common stock for issuance pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors.

Recent Sales of Unregistered Securities

During the transition period ended June 30, 2021, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

On June 5, 2021, we issued 20,000 shares of common stock pursuant to an advisory agreement.

On June 10, 2021, we issued an aggregate of 664,220 shares of common stock pursuant to three individual Advisory Agreements, which includes an additional 213,198 shares to Mr. DenBaars, who is one of our directors.

On June 10, 2021, we issued an aggregate of 129,154 shares of common stock pursuant to an Omnibus Equity Agreement, pursuant to which each of the signatories pursuant thereto agreed to convert his/her shares issuable under his/her respective Simple Agreements for Future Equity agreements into shares of the Company’s common stock at the close of the Merger.

On June 10, 2021, the Company entered into an amended advisor agreement with Mr. DenBaars to issue an additional 213,198 for the consideration amount of $2,461.62 to take on additional advisor duties.

On June 22, 2021, pursuant to the Merger, we issued an aggregate of 4,100,000 shares of our Common Stock in exchange for all of the shares of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the Merger.

Between June 22, 2021 and June 25, 2021, we sold an aggregate of 3,885,000 shares of our common stock to 74 “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a private placement offering at a purchase price of $2.00 per share.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in other filings we make with the SEC for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

As a result of the Merger, we acquired the business of Biond Photonics, a California corporation, doing business as Aeluma. See “Description of Business” above. At the time the certificates of merger reflecting the Merger were filed with the Secretaries of State of California and Delaware (the “Effective Time”), each of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 1.299135853 shares of our common stock (the “Common Share Conversion Ratio”) , with the maximum number of shares of our common stock issuable to the former holders of Biond Photonics’ capital stock equal to 4,100,002 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 2,500,000 shares of our common stock owned by the stockholders of PUBCO prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

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

The Offering

Immediately following the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share (the “Offering Price”). We held a second closing on June 28, 2021 for an additional 402,500 shares of our common stock and a third and final close on July 1, 2021 for an additional 115,000. Accordingly, we sold a total of 4,000,000 shares of our common stock. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the three closings of the Offering were $8,000,000 (before deducting placement agent fees and expenses of the Offering of $1,027,575).

The three closings of the Offering were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

In connection with the Offering and subject to the closing of the Offering, we agreed to pay the placement agent, GP Nurmenkari Inc. (the “Placement Agent”), a U.S. registered broker-dealer, a cash placement fee of 10% of the gross proceeds raised from investors in the Offering (other than the first $630,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family, for which the Placement Agent received a 3% cash fee, and $170,000 of common stock sold to pre-Merger Biond Photonics friends and family for which the Placement Agent received no cash fee) and to issue to it 50,000 shares of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number of shares of common stock sold in the Offering (other than the first $800,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family), with a term of five years and an exercise price of $2.00 per share (the “Placement Agent Warrants”). We also agreed to pay certain expenses of the Placement Agent in connection with the Offering.

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $748,900 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 360,000 shares of our common stock in connection with the two closings of the Offering. We have also reimbursed the Placement Agent for approximately $265,000 of legal and other expenses incurred in connection with the Offering.

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

Mr. McCarthy resigned from his position as interim Chief Financial Officer on August 18, 2021.

See “Management” below for information about our new directors and executive officers.

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

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately. Accordingly, we are filing this Transition Report on Form 10-K (this “Report”) to include audited consolidated financial information for the transition period from January 1, 2021 through June 30, 2021.

Results of Operations

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2021 as compared to the six month period ended June 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended
	June 30,
	2021		2020		Change
NET REVENUES	$		$
OPERATING EXPENSES:		255,853		2,992	252,861
Other Income (Expense):
Sub-lease rental income & other income		90,758			90,758
Change in value of liability		(48,308)			(48,308)
Interest expense		(3,000)			(3,000)
Loss Before Provision for Income Tax		(216,403)		(2,944)	(213,459)
Provision for income tax		800		816	16
Net Loss		$(217,203)		$(3,808)	(213,395)

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2020 as compared to the year ended December 31, 2019, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended December 31,
	2020	2019	Change
NET REVENUES	$-	$-	-
OPERATING EXPENSES:	11,670	249	11,421
Interest expense	1,000	0	1,000

Net Loss before provision for income taxes	$(12,670)	$(249)	(12,421)
Provision for income tax	(800)		(800)
Net Loss	(13,470)	(249)	(13,221)

Net Revenues: We recorded no revenues for either the six months ended June 30, 2021 or June 30, 2020. We also recorded no revenues in either of the years ended December 31, 2020 or 2019.

Operating Expenses: During the six months ended June 30, 2021, we incurred $255,853 of operating expenses. During the six months ended June 30, 2020, we incurred $2,992 of operating expenses. This increase was due to the start up of operations and stock compensation expenses related to advisor agreements. For the twelve months ended December 31, 2020 and 2019 we incurred $11,670 and $249 of operating expenses, respectively. The increase in the 2020 period was due to the startup of operations.

Sub-lease rental income and other income: During the six months ended June 30, 2021, the Company recorded net rental income of $84,743 and none for the six months ended June 30, 2020. The increase was due the rental of our new facility and a related sub-lease to our tenant.

Change in value of liability: During the six months ended June 30, 2021, the Company recorded an expense due to a change in the value of liability of $48,308 and none for the six months ended June 30, 2020. The increase was related to the simple agreement for equity instruments.

Interest Expense: During the six months ended June 30, 2021, we incurred $3,000 of interest expenses, from none for the six months ended June 30, 2020. This increase was due to related party loans. Interest expense increased to $1,000 for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019. The increase was primarily due to interest on related party loans.

Provision for income tax: Provision for income tax was $800 and $816 for the six months ended June 30, 2021 and 2020, respectively. Provision for income tax was $800 and none for the years 2020 and 2019, respectively. This expense relates to minimum income tax requirements in California.

Net Loss: Net loss increased to $217,203 for the six months ended June 30, 2021 as compared to $3,808 for the six months ended June 30, 2020 and increased to $13,470 from $249 for the years ended December 31, 2020 and 2019, respectively for the reasons described above.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $217,203 and $13,470 for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, and losses are expected to continue in the near term. The accumulated deficit was $230,922 and $13,719 at June 30, 2021 and December 31, 2020, respectively. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Notes 4 through 6 in the financial statements for our discussion of notes payable and shares issued.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2021, we had $6,787,250 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2021 as compared to December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Cash	$6,787,250	$38,302
Total current assets	$7,472,235	$38,302
Total assets	$9,083,119	$154,190
Total current liabilities	$287,100	$147,909
Total liabilities	$897,555	$147,909

At June 30, 2021, we had working capital of $7,185,135 compared to a working capital deficit of $109,607 at December 31, 2020. Current assets increased to $7,472,235 at June 30, 2021 from $38,302 at December 31, 2020, primarily as a result of the private placement described above. Current liabilities increased to $287,100 at June 30, 2021 from $147,909 at December 31, 2020, primarily as a result of the facility lease agreement the Company entered into.

For the six months ended June 30, 2021, net cash used in operations of $68,394 was the result of the net loss in operations with a change in prepaids , offset by a change in accounts payable and accrued expenses and non-cash expenses. For the six months ended June 30, 2020, net cash used in operations of $3,808 was the result of bank charges on the business checking account.

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

Going Concern

The Company incurred a net loss of $217,203 for the six months ended June 30, 2021 and a net loss of $13,470 for the year ended December 31, 2020. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

As of June 30, 2021 and December 31, 2020, the Company has one capitalized construction in progress asset which will be used for the production of their sensors. The asset is not currently in use and will continue to receive capitalized improvements until it is ready to use. Once commissioned and properly setup, the property and equipment will be depreciated using the straight-line method over their estimated useful life.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aeluma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the Company) as of June 30, 2021, December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2021, the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the six months ended June 30, 2021, the year ended December 31, 2020, and for the period from February 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the research and development stage and has not generated revenue to date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

We have served as the Company’s auditor since 2021

September 27, 2021

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020	December 31, 2019
ASSETS

Current Assets
Cash	$6,787,250	$38,302	206
Deferred compensation, current portion	662,464
Prepaids & Other current assets	22,521
Total Current Assets	7,472,235	38,302	206

Equipment	115,888	115,888
Leasehold Improvements	12,420
Intangible Assets	14,833
Right of Use Asset	729,176
Deferred compensation, long term portion	673,498
Other Assets	65,069
Total Assets	$9,083,119	$154,190	206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$68,575	$2,886
Accrued expenses & Other Current Liabilities	61,384	8,407
Advances from officers	-	16,616	455
Lease Liability-current portion	157,141
Notes Payable to officers	-	120,000
Total Current Liabilities	287,100	147,909	455

Lease Liability	610,455

Commitments and Contingencies
Total Liabilities	897,555	147,909	455

Stockholders’ Equity
Preferred Stock par value $.0001, 10,000,000 authorized, none issued and outstanding.
Common Stock par value $0.0001, 50,000,000 shares authorized, 10,535,002, 3,247,840 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020 and 2019, respectively.	1,054	325
Additional Paid In Capital	8,415,432	19,675
Accumulated Deficit	(230,922)	(13,719)	(249)
Total Stockholders’ Equity	8,185,564	6,281

Total Liabilities and Stockholders’ Equity	$9,083,119	$154,190	206

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

	Six Months Ended	Twelve Months Ended	February 28, 2019 (inception) through
	June 30,	December 31,	December 31,
	2021	2020	2019

Revenue	$-	$-	-

Operating Expenses	255,853	11,670	249

Other Income (Expenses)
Sub-lease and other income	90,758
Change in value of liability	(48,308)
Interest Expense	(3,000)	1,000
Total Other Expenses	$39,450	1,000	0

Loss before provision for Income Taxes	(216,403)	(12,670)	(249)

Provision for income tax	800	800

Net Loss	$(217,203)	$(13,470)	(249)

Basic and Diluted Loss Per Share	$(0.06)	$(0.02)	0.00

Weighted average common shares outstanding - basic and diluted	3,643,728	560,586	0

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, February 28,2019 (inception)	-	$-	$-	$-	$-
Net Loss				(249)	(249)
Balance, December 31, 2019				(249)	(249)
Issuance of shares of common stock	3,247,840	325	19,675		20,000
Net Loss				(13,470)	(13,470)
Balance, December 31, 2020	3,247,840	$325	19,675	(13,719)	$6,281
Recapitalization	2,500,000	250	(53,174)		(52,924)
Issuance of shares of common stock for Cash (net of $1,059,505 in offering costs)	3,885,000	389	6,710,106		6,710,495
Shares Issued to Placement Agent	50,000	5	99,995		100,000
Shares Issued Upon Conversion of SAFE Notes	129,154	13	258,295		258,308
Shares Issued to Advisors	723,008	72	1,380,535		1,380,607
Net Loss				(217,203)	(217,203)
Balance, June 30, 2021	10,535,002	$1,054	8,415,432	$(230,922)	$8,185,564

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended	Twelve Months Ended	February 28, 2019 (inception) through
	June 30,	December 31,	December 31,
	2021	2020	2019
Operating activities
Net Loss	$(217,203)	$(13,470)	(249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36,473
Change in value of liability	48,308
Change in prepaids & other current assets	(22,521)
Change in deposits	(65,069)
Change in accounts payable	60,264	2,886
Change in accrued expenses	91,354	9,207
Net cash used in operating activities	(68,394)	(1,377)	(249)

Investing activities
Payments for property and equipment		(106,228)
Payments for Leasehold Improvements	(12,420)
Purchase of domain name	(14,833)
Net cash used in investing activities	(27,253)	(106,228)	0

Financing activities
Proceeds from sales of shares to advisors	8,171	-
Proceeds from sale of common stock		20,000
Cash from acquisition	2,556
Proceeds from issue of SAFE agreements	210,000	-
Proceeds from Private Placement, net of offering costs	6,760,484
Proceeds from shareholder loans and advances		125,701	1,250
Repayment of shareholder loans and advances	(136,616)		(795)
Net cash provided by Financing activities	6,844,595	145,701	455

Net change in cash	6,748,948	38,096	206

Cash, beginning of period	38,302	206	-

Cash, end of period	$6,787,250	$38,302	206

Supplemental Disclosures
Conversion of SAFE agreements into equity	$258,308	-
Expenses paid by officers		800
Equipment paid by officers	$	9,600

The accompanying notes are an integral part of these financials

AELUMA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 – THE COMPANY

Aeluma is headquartered in Goleta, California. The Company is engaged in the research and development of infrared (IR) optical sensors to disrupt the market for IR sensors, and using its proprietary technology aims to produce a much higher performance alternative to today’s low-cost sensors at much lower prices than would otherwise be possible. The focus of the Company will be the image sensor market. Initial efforts hope to penetrate the 3D imaging and sensing (mobile & consumer, defense & aerospace, industrial, medical, auto) and lidar (robotic vehicles, ADAS vehicles, topography, wind, industrial) markets.

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

As a result of the Merger, we acquired the business of Biond Photonics and will continue the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc. In conjunction with the merger transaction, the company changed its year end to June 30. Biond Photonics was incorporated in February 2019.

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

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately. Accordingly, we are filing this Transition Report on Form 10-K (this “Report”) to include audited consolidated financial information for the transition period from January 1, 2021 through June 30, 2021.

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

Basic Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The number of shares prior to the merger have been restated to consider the conversion into the share of the legal acquirer. No shares were issued until October 2020.

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

NOTE 3 – ADVANCES FROM OFFICERS

During the year ended December 31, 2020, in an effort to carry the Company forward with limited cash flow, two officers provided advances to pay for miscellaneous Company expenses. The amounts recorded for December 31, 2020 were $16,616 and were repaid during the six months ended June 30, 2021.

NOTE 4 – NOTES PAYABLE

The Company entered into two $60,000 promissory notes on October 27, 2020 from Jonathan Klamkin, Cofounder, Director and CEO; and Lee McCarthy, Cofounder, Director, interim CFO and COO. The notes bear simple interest at an annual rate of 5% and mature December 31, 2021. As of December 31, 2020, the notes have incurred $1,000 in interest and another $3,000 during the six months ended June 30, 2021. The purpose of the notes was to provide working capital for the business to bridge the Company through the financing transaction. These were repaid upon the financing in June, 2021.

NOTE 5 – SAFE Agreements

In February, 2021, the Company issued Simple Agreement For Equity (SAFE) agreements to certain shareholders of the Company in exchange for $210,000 in cash. The SAFE agreements were converted to common stock on June 22, 2021 for 129,154 shares. The value of the SAFE instruments increased in value by$48,308 upon conversion on June 22, 2021. Such increase in value was reported in the statements of operations for the six months ended June 30, 2021.

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

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $725,900 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 348,500 shares of our common stock in connection with the Offering during the six months ended June 30, 2021. We have also reimbursed the Placement Agent and paid for legal fees totaling $233,605 out of the proceeds from the capital raise in connection with the Offering.

A note payable to an officer of Parc Investments, Inc. in the amount of $50,000 was repaid directly from the proceeds from the Offering.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares (as adjusted) of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares (as adjusted) of common stock to Director, interim CFO and COO Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares (as adjusted) vested on October 27th, 2020 and the remaining 1,299,136 shares (as adjusted) vest in equal amounts, monthly over the subsequent 4 years. At June 30, 2021, each of these officers had 541,306 vested shares, and 1,082,614 unvested shares.

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

NOTE 8 – FACILITY OPERATING LEASE

On April 1, 2021, the Company commenced an 5yr operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. The lease payments for these additional periods are not included in the lease liability amount presented on the balance sheet. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability. The value of the asset will be amortized on a straight-line basis over the 60 month period.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2021:

2022	$157,141
2023	$161,069
2024	$165,096
2025	$169,224
2026	$129,283
Total	$781,813
Less imputed interest	(14,217)
Total operating lease liability	767,596
Less: current portion	(157,141)
Lease liability, long term	$610,455

The lease term and the discount rate for the lease at June 30, 2021 is 4.75 years and 0.75%, respectively. The total operating lease costs was $39,090, $0 and $0 for the six months ended June 30, 2021, the year ended December 31, 2020 and the period from February 28, 2019 through December 31, 2019, respectively. The variable costs for common area operating expenses and electricity was $30,783, $0 and $0 for the six months ended June 30, 2021, the year ended December 31, 2020 and the period from February 28, 2019 through December 31, 2019, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their new office space in Goleta, California with Calient Technologies for 27 Castilian Drive, Goleta, CA. The lease provides for base monthly rent of approximately $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 on a month-to-month basis plus common area and operating expenses. During the six months ended June 30, 2021, the Company recognized $84,743 of rent income, including reimbursement of common area and operating expenses.

NOTE 9 – WARRANTS TO PURCHASE COMMON STOCK

In connection with the Offering, we issued 348,500 warrants to purchase common stock to the Placement Agents during the six months ended June 30, 2021. The warrants carry a term of 5 years and an exercise price of $2.00.

NOTE 10 – RELATED PARTIES

The Company’s advances and notes payable are from the officers/cofounders. At the time when the Company needed funds for working capital, the business decided it would be easier to look internally for these funds rather than through banks. Such advances and notes payable were repaid during the six months ended June 30, 2021.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2021, we sold an additional 115,000 common stock shares at the Offering Price for net proceeds (after deducting offering costs of $23,070) of $206,930 and issued an additional 11,500 warrants to purchase common stock to the Placement Agents, and we subsequently paid legal fees of $45,000 directly related to the capital raise.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Although we did change accountants, as disclosed under Item 4.01 Changes In Registrant’s Certifying Accountant, included in our Current Report on Form 8-K filed on June 28, 2021 and our Current Report on Form 8-K/A filed on July 1, 2021, there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2021, concluded that our disclosure controls and procedures were ineffective as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2021, our internal control over financial reporting was ineffective due to an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Attestation report of the registered public accounting firm. This Transition Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Transition Report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the transition period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

At the closing of the Merger, Messrs. Klamkin, McCarthy and DenBaars were appointed to our board of directors, and Mr. Ian Jacobs and Mr. Mark Tompkins resigned from our board of directors. Our executive management team was also reconstituted immediately following the closing by the appointment of Mr. Klamkin as our Chief Executive Officer and Mr. McCarthy as our interim Chief Financial Officer and Chief Operating Officer, and the resignation of Mr. Jacobs from all positions with us. Mr. McCarthy resigned from his position as interim Chief Financial Officer on August 18, 2021.

As per our amended and restated bylaws, which will be in effect upon the closing of the Merger, our board of directors will be divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal. Upon the closing of this offering, our directors will be divided among the three classes as follows:

The Class I director will be Mr. DenBaaars and his term will expire at our first annual meeting of stockholders following the Merger.

The Class II director will be Mr. McCarthy and his term will expire at our second annual meeting of stockholders following the Merger.

The Class III director will be Mr. Klamkin and his term will expire at our third annual meeting of stockholders following the Merger.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Positions
Executive Officers
Jonathan Klamkin	41	Chief Executive Officer & President & Director
Lee McCarthy	48	Chief Operating Officer & Director
Non-Employee Directors
Steven P. DenBaars	59	Director

Background of Officers and Directors

Jonathan Klamkin serves as President and Chief Executive Officer and is one of our directors. Mr. Klamkin has been the CEO and Director of Biond Photonics since February 28, 2019. He is a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara (2015-present), where his group conducts pioneering research in integrated photonics and optoelectronics for communications and sensing applications. Mr. Klamkin was with BinOptics Corp. (2001-2002), a laser diode manufacturer that was acquired by Macom in 2015. Jonathan is the recipient of numerous awards including the NASA Young Faculty Award, the DARPA Young Faculty Award, and the DARPA Director’s Fellowship. He has published more than 200 papers, holds several patents, and has given more than 100 invited presentations to industry, government and the academic community. Mr. Klamkin holds a Bachelor of Science in Electrical and Computer Engineering from Cornell University and a Master of Science in Electrical and Computer Engineering and a Ph.D. in Materials from the University of California, Santa Barbara.

Lee McCarthy serves as our Chief Operating Officer and is one of our directors. Lee has been on Biond Photonics’ Board of Directors since October 27, 2020. He is a semiconductor industry executive with 14 years of relevant experience.  His prior experience includes being the first Employee #1 (2007-2021) and becoming, Senior Director (2016-2021) of MOCVD Global Operations at Transphorm, Inc. (OTCQB, 2020, Mkt. Cap. $200M).  Mr. McCarthy led a 24/7 production operation of GaN-on-Si materials and managed MOCVD operations in US and Japan for Transphorm, Inc. (2014-2021). He was responsible for global strategy for MOCVD production, epi customer agreements, cost models, ERP and MES for rapid scale of manufacturing.  Mr. McCarthy was also Principal Investigator for an $18M US DoD program to establish millimeter wave MOCVD materials supply chain (2019-2021). He holds a Bachelor of Science and Masters of Science and a Ph.D. in Electrical Engineering from the University of California, Santa Barbara.

Steven P. DenBaars serves as one of our directors. Steven has been on Biond Photonics’ Board of Directors since June 5, 2021. He is a Professor of Materials and Electrical and Computer Engineering at the University of California Santa Barbara (1991-pres). Prof. DenBaars has been very active in entrepreneurship, having helped co-found several start-up companies in the field of photonics and electronics. In 1996 he Co-founded Nitres Inc. along with Dr. Umesh Mishra which was acquired by Cree Inc. in May 2000. In 2013 he Co-Founded SLD Laser, and helped build the company to over 150 employees before being acquired by Kyocera Corporation in 2021.  In 2014, he assisted Dr. Jeffry Shealy in the founding of Akoustis Technologies Inc. (AKTS) for commercialization of RF Filters, and he is currently on the Board of Directors. He received the IEEE Fellow award in 2005, member of the National Academy of Engineers 2012, and National Academy of Inventors in 2014.  He has authored or co-authored over 980 technical publications, 350 conference presentations, and over 185 patents. Mr. DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering, respectively from the University of Southern California.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors, Director Nominees or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described y such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence and Board Committees

We are not currently required under the Securities and Exchange Act to maintain any committees of our Board. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” or maintain any committees of our Board and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors” or have any committees. However, we intend to appoint such independent directors and establish such committees in the near future.

Meetings of the Board of Directors

During the transition period ended June 30, 2021, the Board did not meet on any occasion, but rather transacted business by unanimous written consent.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Indemnification

Our articles of incorporation and bylaws include provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. See “Indemnification Agreements” for further information. We intend to secure directors’ and officers’ liability insurance following the completion of this offering.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to Delaware law, we are informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the transition period covered by this Report, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has three persons serving as officers, directors and employees. The Company does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. The Company shall implement a code of ethics at such time as additional employees and operations are retained and occur.

Shareholder Board Nominations

Pursuant to our Amended and Restated Bylaws, nominations of persons for election to the board of directors of the Company shall be made at an annual meeting of shareholders only (A) by or at the direction of the board of directors or (B) by a shareholder of the Company who (1) was a shareholder of record at the time of the giving of the notice required by the bylaws, on the record date for the determination of shareholders entitled to notice of the annual meeting and on the record date for the determination of shareholders entitled to vote at the annual meeting and (2) has complied with the notice procedures set forth in the bylaws. In addition to any other applicable requirements, for a nomination to be made by a shareholder, the shareholder must have given timely notice thereof in proper written form to the secretary of the Company. Such notice must include the information required by Section 2.4(ii) of the bylaws and must be received by the secretary of the Company at the principal executive offices of the Company not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which the Company first mailed its proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then, for notice by the shareholder to be timely, it must be so received by the secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the tenth day following the day on which Public Announcement (as defined in the bylaws) of the date of such annual meeting is first made. The bylaws also set forth procedures for which shareholders can nominate directors at a special shareholder meeting. In addition to the foregoing provisions, a shareholder must also comply with all applicable requirements of state law and of the 1934 Act and the rules and regulations thereunder with respect to the matters set forth, including, with respect to business such shareholder intends to bring before the annual meeting that involves a proposal that such shareholder requests to be included in the Company’s proxy statement, the requirements of Rule 14a-8 (or any successor provision) under the 1934 Act. Nothing in the bylaws hall be deemed to affect any right of the Company to omit a proposal from the Company’s proxy statement pursuant to Rule 14a-8 (or any successor provision) under the 1934 Act.

Item 11. Executive Compensation.

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

None of the Company’s directors or officers prior to the merger or after the merger have received any compensation from the Company or Biond Photonics.

Employment and Change in Control Agreements

We do not have an employment agreement with any of our officers. However, pursuant to our advisor agreement with Mr. Denbaars, if there is a change of control, other than the Merger, while he is still employed by the Company, all of his unvested shares will vest at the closing of such change in control transaction. Additionally, as per the restricted stock purchase agreements we maintain with Mr. Klamkin and Mr. McCarthy, if either of their respective employment with the Company is terminated by the Company, other than for cause, or is terminated by the individual for Good Reason (as defined in the related agreement), within a year after the Merger, then, effective as of such termination, 100% of such terminated person’s unvested shares will vest.

Compensation Paid to Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments. The Company’s Directors were not paid any compensation during fiscal years 2019 or 2020, or the transition period ended June 30, 2021.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding certain outstanding shares held by each of our named executive officers as of June 30, 2021. These shares were converted into shares of our common stock in connection with the Merger, and the table below reflects all outstanding shares as of June 30, 2021 as if they had been granted by us. None of our named executive officers held any outstanding options, restricted stock unit or other equity awards as of that date.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2021

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Jonathan Klamkin	-	-	-	-	-	1,299,136	10,393	(1)	-	-
Lee McCarthy	-	-	-	-	-	1,299,136	10,393	(2)	-	-

(1)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. Klamkin and the Company on October 27, 2020. Mr. Klamkin purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. Klamkin is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2021, 324,784 shares have vested. The market value of the unvested shares was based on $0.008 per share, which was purchase price of the shares.

(2)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. McCarthy and the Company on October 27, 2020. Mr. McCarthy purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. McCarthy is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2021, 324,784 shares have vested. The market value of the unvested shares was based on $0.08, which was the purchase price of the shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 24, 2021, by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 10,650,002 shares of common stock outstanding as of September 24, 2021. Shares of common stock that a person has the right to acquire within 60 days of September 24, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Aeluma, 27 Castilian Drive, Goleta, CA 93117.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Named Executive Officers
Jonathan Klamkin, CEO and Director	1,626,995	15.28%
Lee McCarthy, COO and Director	1,626,995	15.28%
Steven P. DenBaars, Director	276,755	2.60%
All directors and executive officers as a group (3 persons)	3,530,745	33.15%

5% Stockholders
Mark Tompkins (1)	2,632,500	24.72%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 2,275,000 shares Mr. Tompkins maintains from his ownership before the Merger and 357,500 shares he purchased in the Offering for $715,000. Mr. Tompkins served as our director since inception; he resigned on the effective date of the Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions since January 1, 2019, in which the amounts involved exceeded or will exceed $120,000 and any of our directors, executive officers, or beneficial holders of more than 5% had or will have a direct or indirect material interest. Other than as described below, there have not been transactions to which we have been a party other than compensation arrangements, which are described under “Executive Compensation.” The following description is historical and has not been adjusted to give effect to the Merger.

On October 27, 2020, the Company entered into a Stock Purchase Agreement with each of Mr. Klamkin and Mr. McCarthy, pursuant to which they each purchased 1,623,920 shares of common stock (represented 1,250,000 shares of Biond prior to the Merger) for an aggregate sum of $10,000 each. The stock purchase agreement contains a vesting schedule such that 324,784 shares were fully vested as of October 27, 2020 and the remaining 1,299,136 shares vest monthly over the next 4 years. The unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after the individual is terminated from his position with the Company at the original purchase price.

On February 5, 2021, we entered into a Simple Agreement for Future Equity Agreement (the “SAFE Agreement”) with each of Mr. Klamkin, our CEO, Mr. McCarthy, our COO and Mr. DenBaars, one of our directors (each of whom is referred to as a “SAFE Holder”), pursuant to which each of them loaned us $5,000, $5,000 and $50,000, respectively. Pursuant to the SAFE Agreement, the SAFE Holder’s loan will convert into shares of preferred stock if we complete a preferred stock private financing before the SAFE Agreement is terminated or the SAFE Holder shall be entitled to a certain portion of the proceeds from a Dissolution Event or Liquidity Event, as such terms are defined in the SAFE Agreement. Upon the earlier of the conversion to preferred stock or the payment to the SAFE Holder pursuant to Dissolution Event or Liquidity Event, the SAFE Agreement shall automatically terminate. On June 10, 2021, the parties agreed to convert the loans under the SAFE Agreement into shares of our common stock.

The Company is party to that certain Advisory Agreement with Mr. DenBaars, one of our directors, dated as of December 31, 2020, pursuant to which Mr. DenBaars shall serve as an advisor to the Company. Under the agreement, as partial compensation for his advisory services, the Company granted Mr. DenBaars the right to purchase 32,805 shares of common stock (represents 25,252 shares of Biond common stock prior to the Merger) at a price $0.008 per share; the shares have a four-year vesting schedule and Mr. DenBaars purchased such shares on February 4, 2021, prior to being appointed as one of our directors. The Advisory Agreement with Mr. DenBaars was amended on June 10, 2021 to reflect additional advisory services. Under this agreement, as partial compensation for his advisory service, the Company granted Mr. DenBaars the right to purchase an additional 213,198 shares of the Company’s common stock (represents 164,108 shares of Biond common stock prior to the Merger) at a price of $0.015 per share; the shares have a two-year vesting schedule. Pursuant to the terms of his advisory agreements, 22,262 of the shares have vested as of the date of this Report.

Participation in the Offering

Certain of our existing investors, including investors affiliated with certain of our directors and prior directors, have purchased an aggregate of 400,000 shares of our common stock in the Offering, for an aggregate gross purchase price of $800,000. Such purchases were made on the same terms as the shares that were sold to other investors in the Offering and not pursuant to any pre-existing contractual rights or obligations.

Indemnification Agreements

We maintain indemnification agreements with each of our current executive officers. The indemnification agreements and our restated bylaws will require us to indemnify our directors to the fullest extent not prohibited by DGCL. Subject to very limited exceptions, our restated bylaws will also require us to advance expenses incurred by our directors and officers.

Promoters and Certain Control Persons

As per the definition of a “promoter” under the Securities Act, generally defined as anyone involved in the formation of the issuer, Mr. Tompkins, the incorporator of the Company, would be considered a “promoter.” Mr. Tompkins received 4,750,000 shares of the Company’s common stock at the time it was incorporated. Immediately prior to the Merger and in connection therewith, Tomkins forfeited 2,450,000 of those share, which were then cancelled.

The term “promoter” includes: i) any person who, acting alone or in conjunction with one or more persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issue; or ii) any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10 percent or more of any class securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities. However, a person who receives such securities or proceeds either solely as underwriting commissions or solely in consideration of property shall not be deemed a promoter within the meaning of this paragraph, if such person does not otherwise take part in founding and organizing the enterprise.

Other than Mr. Tompkins, there are no promoters being used in relation with this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company. No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the transition period ended June 30, 2021 and each of the last two fiscal years.

	For the transition period ended June 30, 2021	2020	2019
Audit Fees	$20,000	11,000	-
Audit-Related Fees	-	-	-
Tax Fees	-	$2,000	-
All Other Fees	-	-	-
Total	$20,000	$13,000	-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board.  Any such approval by the designated member is disclosed to the entire board at the next meeting.  The audit fees that were paid to the auditors with respect to the transition period ended June 30, 2021 were pre-approved by the entire Board of Directors. Prior to that time, befor e the Merger, the Company did not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Transition Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Transition Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws.**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.2	Form of Post-Merger Indemnification Agreement**
10.3	Form of Pre-Merger Indemnification Agreement**
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.6+	2021 Equity Incentive Plan and form of award agreements**
16.1	Letter from Raich Ende Malter & Co. LLP as to the change in certifying accountant, dated June 28, 2021***
21.1	Subsidiaries of the Registrant**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.
***	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AELUMA, INC.

Date: September 27, 2021	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	Chairman, Chief Executive Officer & Principal Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on September 27 , 2021.

Signature	Title

/s/ Jonathan Klamkin	Chairman, Chief Executive Officer, Principal Financial Officer and President
Jonathan Klamkin	(Principal Executive Officer & Principal Financial Officer)

/s/ Lee McCarthy	Chief Operating Officer and Director
Lee McCarthy

/s/ Steven DenBaars	Director
Steven DenBaars