Form 10-Q
period 2021-09-30
Aeluma, Inc.
filed 2021-11-15
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number: 000-56218

AELUMA, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	85-2807351
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

27 Castilian Drive Goleta, California 93117
(Address of Principal Executive Offices)

(805) 351-2707

(Registrant’s telephone number, including area code)

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

As of November 12, 2021, there were 10,650,002 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and 0 shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	(Unaudited) September 30 2021	June 30 2021
ASSETS

Current Assets
Cash	$6,198,218	$6,787,250
Deferred compensation, current portion	662,464	662,464
Prepaids & other current assets	233,143	22,251
Total Current Assets	7,093,825	7,472,235

Equipment	233,230	115,888
Leasehold improvements	153,988	12,420
Intangible assets	14,833	14,833
Right of use asset-facility	691,501	729,176
Deferred compensation, long term portion	508,336	673,498
Other assets	13,014	65,069
Total Assets	$8,708,727	$9,083,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$21,843	$68,575
Accrued expenses & other current liabilities	183,402	61,384
Lease liability-current portion	153,164	157,141
Total Current Liabilities	358,409	287,100

Lease Liability-Long Term Portion	576,806	610,455

Commitments and Contingencies
Total Liabilities	935,215	897,555

Stockholders’ Equity
Preferred Stock par value $0.0001, 10,000,000 authorized, none issued and outstanding. Common Stock par value $0.0001, 50,000,000 shares authorized, 10,650,002 shares and 10,535,002 issued and outstanding at September 30, 2021 and June 30, 2021, respectively.	1,066	1,054
Additional Paid In Capital	8,607,018	8,415,432
Accumulated Deficit	(834,572)	(230,922)
Total Stockholders’ Equity	7,773,512	8,185,564

Total Liabilities and Stockholders’ Equity	$8,708,727	$9,083,119

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended September 30, 2021 and

2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating Expenses	694,776	715

Other Income
Sub-lease and other income	90,352
Interest income	774	-
Total Other Income	91,126	-

Loss Before Provision for Income Taxes	(603,650)	(715)

Provision for income tax	-

Net Loss	$(603,650)	$(715)

Basic and Diluted Loss Per Share	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,650,002	0

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,535,002	$1,054	8,415,432	(230,922)	$8,185,564

Issuance of shares of common stock for cash (net of $23,070 in offering costs)	115,000	12	206,918		206,930
Stock based compensation			29,668		29,668
Other offering costs			(45,000)		(45,000)
Net loss				(603,650)	(603,650)
Balance, September 30, 2021	10,650,002	$1,066	8,607,018	$(834,572)	$7,773,512

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2021 and

2020

(Unaudited)

	2021		2020
Operating activities
Net Loss		$(603,650)	$(715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation		165,162
Partial refund of facility lease deposit		52,055
Stock based compensation expense		29,668
Change in prepaids & other current assets		(210,622)
Change in accounts payable		(46,732)
Change in accrued expenses		122,0674	-
Net cash used in operating activities		(492,052)	(715)

Investing activities
Purchase of equipment		(117,342)
Payments for Leasehold Improvements		(141,568)
Net cash used in investing activities		(258,910)	-

Financing activities
Proceeds from Private Placement, net of offering costs		206,930
Payment of other offering costs		(45,000)
Net cash provided by Financing activities		161,930

Net change in cash		(588,962)	(715)

Cash, beginning of period		6,787,250	2,899

Cash, end of period		$6,198,218	$2,184

Supplemental Disclosures
	$		-

Aeluma, Inc.

Notes to Consolidated Financial Statements as of September 30, 2021 and 2020

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

As a result of the Merger, we acquired the business of Biond Photonics and continued the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc. In conjunction with the merger transaction, the company changed its year end to June 30. Biond Photonics was incorporated in February 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of September 30, 2021, and 2020, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Transition Report on Form 10-KT, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $603,650 for the three months ended September 30, 2021. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

As of September 30, 2021, the Company has capitalized equipment assets which will be used for the development and production of their sensors. The assets are not currently in use and will continue to receive capitalized improvements until ready to use. Once commissioned and properly setup, the property and equipment will be depreciated using the straight-line method over their estimated useful life.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company's estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. We account for forfeitures upon occurrence.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the balance sheet. The Company entered into a lease agreement during the six months ended June 30, 2021. The Company adopted ASU 2016-02 on January 1, 2021.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers.  The Company does not currently generate revenue.

NOTE 3 – STOCKHOLDERS EQUITY

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued at September 30, 2021.

Common Stock Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering (the “Offering”) at a purchase price of $2.00 per share (the “Offering Price”). We held a second and third closing on June 28 and July 1 2021, for an additional 402,500 and 115,000, respectively, of  shares of common stock. Accordingly, we sold a total of 4,000,000 shares of our common stock through September 30, 2021. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the Offering during the three months ended September 30, 2021were $230,000 (before deducting placement agent fees and expenses of the Offering of $23,070). We also paid additional offering costs totaling $45,000 during the three month period ended September 30, 2021.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares vested on October 27th, 2020 and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. At September 30, 2021, each of these officers had 622,503 vested shares, and 1,001,417 unvested shares.

Registration Rights Agreement

The Company entered into a registration rights agreement that provides for certain liquidated damages upon the occurrence of a “Registration Event,” which is defined as the occurrence of any of the following events: (a) the Company fails to file with the Commission the Registration Statement on or before the Registration Filing Date; (b) the Registration Statement is not declared effective by the Commission on or before the Registration Effectiveness Date; (c) after the SEC Effective Date, the Registration Statement ceases for any reason to remain effective or the Holders of Registrable Securities covered thereby are otherwise not permitted to utilize the prospectus therein to resell the Registrable Securities covered thereby, except for Blackout Periods permitted herein; or (d) following the listing or inclusion for quotation on an Approved Market, the Registrable Securities, if issued and outstanding, are not listed or included for quotation on an Approved Market, or trading of the Common Stock is suspended or halted on the Approved Market, which at the time constitutes the principal markets for the Common Stock, for more than three (3) full, consecutive Trading Days (other than as a result of (A) actions or inactions of parties other than the Company or its affiliates or of the Approved Market not reasonably in the control of the Company, or (B) suspension or halt of substantially all trading in equity securities (including the Common Stock) on the Approved Market). The maximum amount of liquidated damages that may be paid by the Company shall be an amount equal to eight percent (8%) of the shares covered by the registration rights agreement. This filing covered 11,010,002 shares. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

NOTE 4 – STOCK-BASED COMPENSATION

During fiscal 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation will be expensed over the service period. For the three months ended September 30, 2021, $165,162 has been amortized in the Statement of Operations, and $1,170,800 is presented as deferred compensation on the balance sheet at September 30, 2021, of which $662,464 is expected to be expensed in the next twelve months.

During the three months ended September 30, 2021, the Company issued an option to purchase 10,000 shares of common stock to a director at a price of $2 per share, expiring in 10 years, and an option to purchase 10,000 shares of common stock to an advisor at a price of $2.00 per share expiring in 5 years. These options vested over periods ranging from one month to three months.

The estimated weighted average fair value of the options granted during the three months ended September 30, 2021 were approximately $1.50 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the three months ended September 30, 2021:

September 30, 2021
Expected volatility	100%
Expected term	5 years
Dividend yield	0%
Risk-free interest rates	0.8%

The following is a schedule summarizing employee and non-employee stock option activity for the period ended September 30, 2021:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at June 30, 2021	0	$	$
Granted	20,000	2.00		0
Exercised	0		$
Expired/Cancelled	0
Outstanding at September 30, 2021	20,000	$2.00		$0
Exercisable at September 30, 2021	17,500	$2.00		$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

NOTE 5 – FACILITY OPERATING LEASE

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2021:

2022	$118,100
2023	$161,069
2024	$165,096
2025	$169,224
2026	$129,283
Total	$742,772
Less imputed interest	(12,802)
Total operating lease liability	729,970
Less: current portion	(153,164)
Lease liability, long term	$576,806

The lease term and the discount rate for the lease at September 30, 2021 is 4.5 years and 0.75%, respectively. The total lease payments were $31,593, and $0 for the three months ended September 30, 2021 and 2020, respectively. The variable costs for common area operating expenses and electricity were $56,803, and $0 for the three months ended September 30, 2021 and 2020 , respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility.  The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. During the three months ended September 30, 2021 the Company recognized $90,352 of rental income, including reimbursement of common areaoperating and utility costs.

NOTE 6 – WARRANTS TO PURCHASE COMMON STOCK

In connection with the Offering, the Company issued 360,000 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with Aeluma, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger were replaced with the historical financial statements of Biond Photonics before the Merger in future filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations. We are currently preparing the facility for equipment installation, which includes the performance of minor HVAC (heating, ventilating, and air conditioning) modifications in our cleanroom manufacturing area, electrical work in order to provide proper power to equipment and the repositioning of some nonstructural walls to customize the space layout for equipment. Soon thereafter, equipment will be installed and then brought online, meaning power will be supplied to the equipment and various connections will be made including gas supply lines, exhaust, and other connections. Equipment installation will be performed by Company employees, and, in some cases, together with field service engineers from the equipment manufacturers or consultants. Some equipment was procured previously, and other equipment is being procured through purchase orders with equipment manufactures. The primary sources of funding for equipment procurement and installation are the seed funding raised prior to becoming a public company and the funding raised from our alternative public offering. When fully installed, the equipment will be checked through various test operations to verify that the systems are performing to requirements and we will begin to perform development runs to realize epitaxial wafers, which is the combination of the compound semiconductor materials grown on the silicon wafer. Thereafter, we plan to finalize the purchase agreements for epitaxial wafers with potential customers with whom we currently have support letters, as mentioned elsewhere in this document, and then we will work to deliver on such orders. We will also be performing internal research and development on materials and devices for our planned photodetector array products. As part of this effort, we will be engaging foundries to develop a path toward building engineering samples and future production. In parallel, we will continue to develop our manufacturing and product development strategy by further engaging customers and strategic partners.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Our results of operations for the three month period ended September 30, 2021 as compared to the three month period ended September 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended
	September 30,
	2021		2020		Change
Net Revenues	$		$
Operating Expenses:		694,776		715	602,078
Other Income (Expense):
Sub-lease rental income & other income		91,126			143,181
Loss Before Provision for Income Tax		(603,650)		(715)	(458,897)
Provision for income tax
Net Loss		$(603,650)		$(715)	(458,897)

Net Revenues: We are pre-revenue and, accordingly recorded no revenues for either the three months ended September 30, 2021 or September 30, 2020.

Operating Expenses: During the three months ended September 30, 2021 and 2020, we incurred $694,776 and $715 of operating expenses, respectively. This increase was due to the start-up of operations and stock compensation expenses related to advisor agreements

Sub-lease rental income and other income: During the three months ended September 30, 2021 and 2020, the Company recorded net rental and other income of $91,126 and none, respectively. The increase was due the rental of our new facility and a related sub-lease to our tenant.

Provision for income tax: The Company recorded no provision for income tax for either the three months ended September 30, 2021 or the three months ended September 30, 2020.

Net Loss: Net loss increased to $603,650 for the three months ended September 30, 2021, as compared to $715 for the three months ended September 30, 2020 for the reasons described above.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $603,650 for the three months ended September 30, 2021 and losses are expected to continue in the near term. The accumulated deficit was $834,572. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2021, we had $6,198,218 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2021 as compared to June 30, 2021, were as follows:

	September 30, 2021	June 30, 2021
Cash	$6,198,218	$6,787,250
Total current assets	$7,093,825	$7,472,235
Total assets	$8,708,727	$9,083,119
Total current liabilities	$358,409	$287,100
Total liabilities	$935,215	$897,555

At September 30, 2021, we had working capital of $6,735,416 compared to working capital of $7,185,135 at June 30, 2021. Current assets decreased to $7,093,825 at September 30, 2021 from $7,472,235 at June 30, 2021, primarily as a result of the start-up of operations. Current liabilities increased to $358,409 at September 30, 2021 from $287,100 at June 30, 2021, primarily as a result of the timing of accounts payable.

For the three months ended September 30, 2021, net cash used by operations was $492,052 and was the result of the net loss from operations with a change in prepaids , offset by a change in accounts payable and accrued expenses and non-cash expenses. For the three months ended September 30, 2020, net cash used in operations was $715.

Net cash used in our investing activities were $258,910 and none for the three months ended September 30, 2021 and September 30, 2020, respectively. Investing activity for the 2021 period related to the setup of our new facility.

Our financing activities generated a cash inflow of $161,930 for the three months ended September 30, 2021, due to the offering described above. There were no financing activities for the three months ended September 30, 2020.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report on Form 10-KT for the period ended June 30, 2021. During the three months ended September 30, 2021, there were no significant changes in our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II - Other Information

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

On July 1, 2021, we sold an additional 115,000 common stock shares at the Offering Price for net proceeds (after deducting offering costs of $23,070) of $206,930 and issued an additional 11,500 warrants to purchase common stock to the Placement Agents, all pursuant to the Offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws.**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.2	Form of Post-Merger Indemnification Agreement**
10.3	Form of Pre-Merger Indemnification Agreement**
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.6+	2021 Equity Incentive Plan and form of award agreements**
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin****
10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy****
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020****
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020****
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.

***	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021.

****	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.
(Registrant)

Date:	November 15, 2021	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

