Form 10-Q
period 2021-12-31
Aeluma, Inc.
filed 2022-02-15
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Copies to:

Hunter Taubman Fischer & Li LLC

48 Wall Street, Suite 1100

New York, NY 10005

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

As of February 11, 2022, there were 10,650,002 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and 0 shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31 2021	June 30 2021
	(Unaudited)
ASSETS

Current Assets
Cash	$5,483,748	$6,787,250
Deferred compensation, current portion	662,464	662,464
Prepaids & other current assets	240,788	22,521
Total Current Assets	6,387,000	7,472,235

Equipment	381,629	115,888
Leasehold improvements	316,927	12,420
Accumulated depreciation	(16,888)
Net fixed assets	681,668	128,308
Intangible assets	14,333	14,833
Right of use asset-facility	653,756	729,176
Deferred compensation, long term portion	339,543	673,498
Other assets	13,014	65,069
Total Assets	$8,089,313	$9,083,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$85,014	$68,575
Accrued expenses & other current liabilities	161,208	61,384
Lease liability-current portion	153,164	157,141
Total Current Liabilities	399,386	287,100

Lease Liability-Long Term Portion	539,110	610,455

Commitments and Contingencies
Total Liabilities	938,496	897,555

Stockholders’ Equity
Preferred Stock par value $0.0001, 10,000,000 authorized, none issued and outstanding. Common Stock par value $0.0001, 50,000,000 shares authorized, 10,650,002 shares and 10,535,002 issued and outstanding at December 31, 2021 and June 30, 2021, respectively.	1,066	1,054
Additional Paid In Capital	8,607,018	8,415,432
Accumulated Deficit	(1,457,267)	(230,922)
Total Stockholders’ Equity	7,150,817	8,185,564

Total Liabilities and Stockholders’ Equity	$8,089,313	$9,083,119

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended December 31, 2021 and 2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating Expenses	704,814	8,947

Other Income
Sub-lease and other income	81,549
Interest income	571	-
Total Other Income	82,119	-

Loss Before Provision for Income Taxes	(622,695)	(8,947)

Provision for income tax	-

Net Loss	$(622,695)	$(8,947)

Basic and Diluted Loss Per Share	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,650,002	2,329,972

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating Expenses	1,399,590	9,662

Other Income
Sub-lease and other income	171,901
Interest income	1,345	-
Total Other Income	173,245	-

Loss Before Provision for Income Taxes	(1,226,345)	(9,662)

Provision for income tax	-

Net Loss	$(1,226,345)	$(9,662)

Basic and Diluted Loss Per Share	$(0.12)	$(0.01)

Weighted average common shares outstanding - basic and diluted	10,650,002	1,164,986

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	10,535,002	$1,054	8,415,432	(230,922)	$8,185,564

Issuance of shares of common stock for cash (net of $23,070 in offering costs)	115,000	12	206,918		206,930
Stock based compensation			29,668		29,668
Other offering costs			(45,000)		(45,000)
Net loss for three months ended September 30, 2021				(603,650)	(603,650)
Balance, September 30, 2021	10,650,002	$1,066	8,607,018	$(834,572)	$7,773,512
Net loss for three months ended December 31, 2021				(622,695)	(622,695)
Balance, December 31, 2021	10,650,002	$1,066	8,607,018	$(1,457,267)	7,150,817

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	2021		2020
Operating activities
Net Loss		$(1,226,345)	$(9,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation		333,955
Partial refund of facility lease deposit		52,055
Stock based compensation expense		29,668
Amortization of ROU asset		75,420
Depreciation and amortization expense		17,388
Change in prepaids & other current assets		(218,267)
Change in accounts payable		16,439	2,886
Change in lease liability		(75,322)
Change in accrued expenses		99,825	9,207
Net cash used in operating activities		(895,184)	2,431

Investing activities
Purchase of equipment		(265,741)	(106,228)
Payment for leasehold improvements		(304,507)
Net cash used in investing activities		(570,248)	(106,228)

Financing activities
Proceeds from Founder Loans			113,500
Proceeds from advances			5,700
Proceeds from Private Placement, net of offering costs		206,930	20,000
Payment of other offering costs		(45,000)
Net cash provided by financing activities		161,930	139,200

Net change in cash		(1,303,502)	35,404

Cash, beginning of period		6,787,250	2,899

Cash, end of period		$5,483,748	$38,303

Supplemental Disclosures
	$		$-

Aeluma, Inc.

Notes to Consolidated Financial Statements as of December 31, 2021 and 2020

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

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of December 31, 2021, and 2020, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Transition Report on Form 10-KT, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $1,226,345 for the six months ended December 31, 2021. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. We account for forfeitures upon occurrence.

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

NOTE 3 – STOCKHOLDERS EQUITY

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued at December 31, 2021.

Common Stock Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering (the “Offering”) at a purchase price of $2.00 per share (the “Offering Price”). We held a second and third closing on June 28 and July 1 2021, for an additional 402,500 and 115,000, respectively, of shares of common stock. Accordingly, we sold a total of 4,000,000 shares of our common stock through December 31, 2021. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the Offering during the six months ended December 31, 2021 were $230,000 (before deducting placement agent fees and expenses of the Offering of $23,070). We also paid additional offering costs totaling $45,000 during the six-month period ended December 31, 2021.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares vested on October 27th, 2020 and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. At December 31, 2021, each of these officers had 703,699 vested shares, and 920,221 unvested shares.

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

NOTE 4 – STOCK-BASED COMPENSATION

During fiscal 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation will be expensed over the service period. For the six months ended December 31, 2021, $333,955 has been amortized in the Statement of Operations, and $1,002,007 is presented as deferred compensation on the balance sheet at December 31, 2021, of which $662,464 is expected to be expensed in the next twelve months.

In July of 2021, the Company issued an option to purchase 10,000 shares of common stock to a director at a price of $2 per share, expiring in 10 years, and an option to purchase 10,000 shares of common stock to an advisor at a price of $2.00 per share expiring in 5 years. These options vested over periods ranging from one month to three months.

In December of 2021, the Company issued options to purchase common stock to two directors in increments of 125,000 each. The options have an exercise price of $2.00, expire in 10 years, vest 12,500 options per quarter in the first year and 9,375 per quarter for the following two years.

The estimated weighted average fair value of the options granted during the six months ended December 31, 2021 were approximately $1.50 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued in the six months ended December 31, 2021:

December 31, 2021
Expected volatility	100%
Expected term	5 years
Dividend yield	0%
Risk-free interest rates	0.8%

The following is a schedule summarizing employee and non-employee stock option activity for the period ended December 31, 2021:

		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at June 30, 2021	0	$	$
Granted	270,000	2.00		0
Exercised	0		$
Expired/Cancelled	0
Outstanding at December 31, 2021	270,000	$2.00		$0
Exercisable at December 31, 2021	20,000	$2.00		$0

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2021:

Fiscal 2022	$78,181
Fiscal 2023	$161,069
Fiscal 2024	$165,096
Fiscal 2025	$169,224
Fiscal 2026	$129,283
Total	$703,731
Less imputed interest	(11,457)
Total operating lease liability	692,274
Less: current portion	(153,164)
Lease liability, long term	$539,110

The lease term and the discount rate for the lease at December 31, 2021 is 4.25 years and 0.75%, respectively. The total lease payments were $78,083, and $0 for the six months ended December 31, 2021 and 2020, respectively. The variable costs for common area operating expenses and electricity were $117,972, and $0 for the six months ended December 31, 2021 and 2020, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility.  The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. During the six months ended December 31, 2021 the Company recognized $171,900 of rental income, including reimbursement of common area operating and utility costs.

NOTE 6 – WARRANTS TO PURCHASE COMMON STOCK

In connection with the Offering, the Company issued 360,000 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

NOTE 7 – SUBSEQUENT EVENTS

Management evaluated subsequent events up to February 14, 2022, the date the financial statements were issued.  None were noted.

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

The aggregate gross proceeds from the three closings of the Offering were $8,000,000 (before deducting placement agent fees and expenses of the Offering of $1,082,575).

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

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year.

Results of Operations

Six months ended December 31, 2021 compared to the six months ended December 31, 2020

Our results of operations for the six-month period ended December 31, 2021, as compared to the six-month period ended December 31, 2020, were as follows (some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation):

	Six Months Ended
	December 31,
	2021	2020	Change
Net Revenues
Operating Expenses:	1,399,590	9,662	1,379,393
Other Income (Expense):
Sub-lease rental income & other income	173,245		173,245
Loss Before Provision for Income Tax	(1,226,345)	(9,662)	(1,206,147)
Provision for income tax
Net Loss	$(1,226,345)	$(9,662)	(1,206,147)

Net Revenues: We are pre-revenue and, accordingly recorded no revenues for either the six months ended December 31, 2021 or December 31, 2020.

Operating Expenses: During the six months ended December 31, 2021 and 2020, we incurred $1,399,590 and $9,662 of operating expenses, respectively. This increase was due to the start-up of operations and stock compensation expenses related to advisor agreements

Sub-lease rental income and other income: During the six months ended December 31, 2021 and 2020, the Company recorded net rental and other income of $173,245 and none, respectively. The increase was due to the rental of our new facility and a related sub-lease to our tenant.

Provision for income tax: The Company recorded no provision for income tax for either the six months ended December 31, 2021 or the six months ended December 31, 2020.

Net Loss: Net loss increased to $1,226,345 for the six months ended December 31, 2021, as compared to $9,662 for the six months ended December 31, 2020 for the reasons described above.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,226,345 for the six months ended December 31, 2021 and losses are expected to continue in the near term. The accumulated deficit was $1,457,267. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2021, we had $5,483,748 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2021 as compared to June 30, 2021, were as follows:

	December 31, 2021	June 30, 2021
Cash	$5,483,748	$6,787,250
Total current assets	$6,387,000	$7,472,235
Total assets	$8,089,313	$9,083,119
Total current liabilities	$399,386	$287,100
Total liabilities	$938,496	$897,555

At December 31, 2021, we had working capital of $5,987,614 compared to working capital of $7,185,135 at June 30, 2021. Current assets decreased to $6,387,000 at December 31, 2021 from $7,472,235 at June 30, 2021, primarily as a result of the start-up of operations. Current liabilities increased to $399,386 at December 31, 2021 from $287,100 at June 30, 2021, primarily as a result of the timing of accounts payable.

For the six months ended December 31, 2021, net cash used by operations was $895,185 and was the result of the net loss from operations with a change in prepaids, offset by a change in accounts payable and accrued expenses and non-cash expenses. For the six months ended December 31, 2020, net cash provided by operations was $2,431.

Net cash used in our investing activities were $570,248 and none for the six months ended December 31, 2021 and 2020, respectively. Investing activity for the 2021 period related to the setup of our new facility.

Our financing activities generated a cash inflow of $161,930 for the six months ended December 31, 2021, due to the offering described above. In the six months ended December 31, 2020, financing activities netted $139,200 from Founder loans and a small private placement.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report on Form 10-KT for the period ended June 30, 2021. During the six months ended December 31, 2021, there were no significant changes in our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the six-month period ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Aeluma, Inc.
(Registrant)

Date: February 14, 2022	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)