Form 10-Q
period 2022-03-31
Aeluma, Inc.
filed 2022-05-16
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 10,650,002 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and 0 shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS

Current Assets
Cash	$4,815,842	$6,787,250
Deferred compensation, current portion	662,464	662,464
Prepaids & other current assets	106,615	22,521
Total Current Assets	5,584,921	7,472,235

Equipment	401,270	115,888
Leasehold improvements	443,537	12,420
Accumulated depreciation	(50,932)	-
Net fixed assets	793,875	128,308
Intangible assets	13,583	14,833
Right of use asset-facility	615,939	729,176
Deferred compensation, long term portion	176,196	673,498
Other assets	13,014	65,069
Total Assets	$7,197,528	$9,083,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$98,846	$68,575
Accrued expenses & other current liabilities	166,484	61,384
Lease liability-current portion	153,164	157,141
Total Current Liabilities	418,494	287,100

Lease Liability-Long Term Portion	501,343	610,455

Commitments and Contingencies
Total Liabilities	919,837	897,555

Stockholders’ Equity
Preferred Stock par value $0.0001, 10,000,000 authorized, none issued and outstanding.
Common Stock par value $0.0001, and 50,000,000 shares authorized, 10,650,002 and 10,535,002 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively.	1,066	1,054
Additional Paid In Capital	8,648,132	8,415,432
Accumulated Deficit	(2,371,507)	(230,922)
Total Stockholders’ Equity	6,277,691	8,185,564

Total Liabilities and Stockholders’ Equity	$7,197,528	9,083,119

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Revenue	$-	$-

Operating Expenses
Research & Development	177,177	-
General & Administrative	739,519	13,663
Other Expenses	53,719	-
Total Expenses	970,415	13,663

Other Income
Sub-lease and other income	55,689	-
Interest income	349	-
Total Other Income	56,038	-

Loss Before Provision for Income Taxes	(914,377)	(13,663)

Provision for income tax	-	(800)

Net Loss	$(914,377)	$(14,463)

Basic and Diluted Loss Per Share	$(0.09)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,650,002	3,267,888

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Revenue	$-	$-

Operating Expenses
Research & Development	268,979	-
General & Administrative	2,029,684	23,325
Other Expenses	71,343	-
Total Expenses	2,370,006	23,325

Other Income
Sub-lease and other income	227,590	-
Interest income	1,694	-
Total Other Income	229,284	-

Loss Before Provision for Income Taxes	(2,140,722)	(23,325)

Provision for income tax	-	(800)

Net Loss	$(2,140,722)	$(24,125)

Basic and Diluted Loss Per Share	$(0.20)	$(0.01)

Weighted average common shares outstanding - basic and diluted	10,650,002	1,843,867

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	10,535,002	$1,054	$8,415,432	$(230,922)	$8,185,564

Issuance of shares of common stock for cash (net of $23,070 in offering costs)	115,000	12	206,918		206,930
Stock based compensation			29,668		29,668
Other offering costs			(45,000)		(45,000)
Net loss for three months ended September 30, 2021				(603,650)	(603,650)

Balance, September 30, 2021	10,650,002	$1,066	8,607,018	$(834,572)	$7,773,512

Net loss for three months ended December 31, 2021				(622,695)	(622,695)
Other				137	137

Balance, December 31, 2021	10,650,002	$1,066	8,607,018	$(1,457,130)	$7,150,954

Stock based compensation			41,114		41,114
Net Loss for three months Ended March 31, 2022				(914,377)	(914,377)

Balance March 31, 2022	10,650,002	$1,066	$8,648,132	$(2,371,507)	$6,277,691

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	2022		2021
Operating activities
Net Loss		$(2,140,722)	$(24,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation		497,302	-
Partial refund of facility lease deposit		52,055	-
Stock based compensation expense		70,782	-
Amortization of ROU asset		113,237	-
Depreciation and amortization expense		52,182	-
Change in prepaids & other current assets		(84,094)	(80,865)
Change in accounts payable		30,408	3,456
Change in lease liability		(113,089)	-
Change in accrued expenses		105,100	22,371
Net cash used in operating activities		(1,416,839)	(79,163)

Investing activities
Purchase of equipment & CIP		(285,382)	(109,684)
Payment for leasehold improvements		(431,117)	-
Net cash used in investing activities		(716,499)	(109,684)

Financing activities
Proceeds from Founder Loans		-	113,500
Proceeds from advances		-	5,700
Proceeds from SAFE Notes		-	205,000
Proceeds from Private Placement, net of offering costs		206,930	20,202
Payment of other offering costs		(45,000)	-
Net cash provided by financing activities		161,930	344,402

Net change in cash		(1,971,408)	155,555

Cash, beginning of period		6,787,250	2,899

Cash, end of period		$4,815,842	$158,454

Supplemental Disclosures
	$		$-

The accompanying notes are an integral part of these financials

Aeluma, Inc.

Notes to Consolidated Financial Statements
as of March 31, 2022 and 2021

NOTE 1 – THE COMPANY

Aeluma is headquartered in Goleta, California. The Company is engaged in the research and development of infrared (IR) optical sensors to disrupt the market for IR sensors, and using its proprietary technology aims to produce a much higher performance alternative to today’s low-cost sensors at much lower prices than would otherwise be possible. The focus of the Company will be the image sensor market. Initial efforts hope to penetrate the 3D imaging and sensing (mobile and consumer, defense and aerospace, industrial, medical, auto) and LiDAR (robotic vehicles, advanced driver assistance systems vehicles (ADAS), topography, wind, industrial) markets.

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

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly-owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our wholly owned subsidiary, and all the outstanding stock of Biond Photonics was converted into shares of our common stock.

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger will be replaced with the historical financial statements of Biond Photonics before the Merger in future filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of March 31, 2022 and 2021, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Transition Report on Form 10-KT, as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $2,140,722 for the nine months ended March 31, 2022. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Basic Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The number of shares prior to the merger have been restated to consider the conversion into the shares of the legal acquirer. No shares were issued until October 2020.

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

Fair Value of Financial Instruments

As defined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses the market or income approach. Based on this approach, the Company utilizes certain assumptions about the risk inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and the reliability of the information used to determine fair values. As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining lease term. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Intangible Assets

Intangible assets are associated with the Aeluma.com domain name and are amortized on a straight-line basis over 10 years.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the balance sheet. The Company entered into a lease agreement during the six months period ended June 30, 2021. The Company adopted ASU 2016-02 on January 1, 2021.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The Company does not currently generate revenue.

NOTE 3 – STOCKHOLDERS EQUITY

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of March 31, 2022.

Common Stock Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering (the “Offering”) at a purchase price of $2.00 per share (the “Offering Price”). We held a second and third closing on June 28 and July 1 2021, for an additional 402,500 and 115,000, respectively, of shares of common stock. Accordingly, we sold a total of 4,000,000 shares of our common stock through March 31, 2022. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the Offering during the nine months ended March 31, 2022 were $206,930, which is net of offering placement agent fees and expenses. We also paid additional offering costs totaling $45,000 during the nine months ended March 31, 2022.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares vested on October 27th, 2020 and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. On March 31, 2022, each of these officers had 784,895 vested shares, and 839,025 unvested shares.

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

NOTE 4 – STOCK-BASED COMPENSATION

During fiscal 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation will be expensed over the service period. For the nine months ended March 31, 2022, $497,303 has been amortized in the Statement of Operations, and $838,660 is presented as deferred compensation on the balance sheet at March 31, 2022, of which $662,464 is expected to be expensed in the next twelve months.

In July of 2021, the Company issued an option to purchase 10,000 shares of common stock to a director at a price of $2.00 per share, expiring in 10 years, and an option to purchase 10,000 shares of common stock to an advisor at a price of $2.00 per share expiring in 5 years. These options vested over periods ranging from one month to three months.

In December of 2021, the Company issued options to purchase common stock to two directors in increments of 125,000 each. The options have an exercise price of $2.00, expire in 10 years, vest 12,500 options per quarter in the first year and 9,375 per quarter for the following two years. In February of 2022, the company granted 16,750 in options to one director and 15,500 to another director at a price of $2.00 per share, for committee service. These options are subject to quarterly vesting over four quarters and expire in 10 years.

On February 1, 2022, the Company entered into a consulting advisory agreement which grants 2,500 options with every patent filing. On February 4, 2022, the advisor was granted 2,500 options with an exercise price of $2.00 and an expiration date of ten years.

The estimated weighted average fair value of the options granted during the nine months ended March 31, 2022 were approximately $1.50 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued in the nine months ended March 31, 2022:

Directors	March 31, 2022
Expected volatility	100%
Expected term	5.0 years
Dividend yield	0%
Risk-free interest rate	1.15%

The Company used the following assumptions for to estimate the fair value of stock options for consultants issued in the nine months ended March 31, 2022:

Consultants	March 31, 2022
Expected volatility	100%
Expected term	5.0 years
Dividend yield	0%
Risk-free interest rate	2.41%

The following is a schedule summarizing employee and non-employee stock option activity for the period ended March 31, 2022:

		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at June 30, 2021	0	$	$
Granted	304,750	2.00	0
Exercised	0		$
Expired/Cancelled	0
Outstanding at March 31, 2022	304,750	$2.00	$0
Exercisable at March 31, 2022	47,500	$2.00	$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

NOTE 5 – FACILITY OPERATING LEASE

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The value of the asset will be amortized on a straight-line basis over the 60-month period and amortization began at the start of the lease. Additionally, the lease agreement waived the first three months of rent with payments commencing July 2021. At the commencement of the lease, the net present value of the lease payments was 767,553 In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. The lease payments for these additional periods are not included in the lease liability amount presented on the balance sheet.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2022:

Fiscal 2022	$40,059
Fiscal 2023	$161,069
Fiscal 2024	$165,096
Fiscal 2025	$169,224
Fiscal 2026	$129,283
Total	$664,731
Less imputed interest	(10,224)
Total operating lease liability	654,507
Less: current portion	(153,164)
Lease liability, long term	$501,343

The lease term and the discount rate for the lease at March 31, 2022 is 4.00 years and 0.75%, respectively. The total lease payments were $117,124, and $0 for the nine months ended March 31, 2022 and 2021, respectively. The variable costs for common area operating expenses and electricity were $173,488, and $0 for the nine months ended March 31, 2022 and 2021, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. During the nine months ended March 31, 2022 the Company recognized $227,590 of rental income, including reimbursement of common area operating and utility costs.

NOTE 6 – WARRANTS TO PURCHASE COMMON STOCK

In connection with the Offering, the Company issued 360,000 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

NOTE 7 – SUBSEQUENT EVENTS

Management evaluated subsequent events up to May 16, 2022 the date the financial statements were issued. None were noted.

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

Subject to certain customary exceptions, we agreed to indemnify the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agent and their sub-agents may be required to make in respect of such liabilities.

Plan of Operations

We have been developing our materials and characterization capabilities at our headquarters in Goleta, CA, in connection with the further development of our business and the implementation of our plan of operations. We have installed some key manufacturing equipment at our headquarters and will continue to develop relationships with manufacturing partners to carry out certain steps of our manufacturing processes externally. We have gained access to a rapid prototyping facility and are leveraging this access to fabricate early-stage prototypes. In the future, we intend to implement appropriate quality and manufacturing controls. Some equipment was procured previously, and other equipment is being procured through purchase orders with equipment vendors. Spare parts have also been procured to ensure minimal disruptive to our development. The primary sources of funding for equipment procurement and installation are the seed funding raised prior to becoming a public company and the funding raised from our financing during June/July of 2021. We have also leveraged funds to continue strengthening our intellectual property including patent applications, trademarks, development of trade secrets and manufacturing process recipes.

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

Results of Operations

Nine months ended March 31, 2022 compared to the nine months ended March 31, 2021

Our results of operations for the nine-month period ended March 31, 2022, as compared to the nine-month period ended March 31, 2021, were as follows (some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation):

	Nine Months Ended
	March 31,
	2022	2021	Change
Net Revenues	$-	$-	$-
Operating Expenses:	2,370,006	23,325	2,346,681
Other Income (Expense):
Sub-lease rental income & other income	229,284	-	229,284
Loss Before Provision for Income Tax	(2,140,722)	(23,325)	(2,117,397)
Provision for income tax	-	(800)	(800)
Net Loss	$(2,140,722)	$(24,125)	$(2,116,597)

Net Revenues: We are pre-revenue and, accordingly recorded no revenues for either the nine months ended March 31, 2022 or 2021.

Operating Expenses: During the nine months ended March 31, 2022 and 2021, we incurred $2,370,006 and $23,325 of operating expenses, respectively. This increase was due to the start-up of operations and stock compensation expenses related to advisor agreements.

Sub-lease rental income and other income: During the nine months ended March 31, 2022 and 2021, the Company recorded net rental and other income of $229,284 and $0, respectively. The increase was due to the rental of our new facility and a related sub-lease to our tenant.

Provision for income tax: The Company recorded no provision for income tax for the nine months ended March 31, 2022 and $800 for the nine months ended March 31, 2021.

Net Loss: Net loss increased to $2,140,722 for the nine months ended March 31,2022, as compared to $24,125 for the nine months ended March 31, 2021 for start-up of operations and stock compensation expenses related to advisor agreements.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,140,722 for the nine months ended March 31, 2022 and losses are expected to continue in the near term. The accumulated deficit was $2,371,507. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2022, we had $4,815,842 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2022 as compared to June 30, 2021, were as follows:

	March 31, 2022	June 30, 2021
Cash	$4,815,842	$6,787,250
Total current assets	$5,584,921	$7,472,235
Total assets	$7,197,528	$9,083,119
Total current liabilities	$418,494	$287,100
Total liabilities	$919,837	$897,555

At March 31, 2022, we had working capital of $5,166,427 compared to working capital of $7,185,135 at June 30, 2021. Current assets decreased to $5,584,921 at March 31, 2022 from $7,472,235 at June 30, 2021, primarily as a result of the start-up of operations. Current liabilities increased to $418,494 at March 31, 2022 from $287,100 at June 30, 2021, primarily as a result of the timing of accounts payable.

For the nine months ended March 31, 2022, net cash used by operations was $1,416,839 and was the result of the net loss from operations, and changes in accounts payable, offset by changes in other current assets. For the nine months ended March 31, 2021 net cash used in operations was $79,163.

Net cash used in our investing activities was $716,499 and $109,684 for the nine months ended March 31,2022 and 2021, respectively. Investing activity for the 2022 period related to the setup of our new facility.

Our financing activities generated a cash inflow of $161,930 for the nine months ended March 31, 2022, due to the offering described above. In the nine months ended March 31, 2021, financing activities netted $344,402 from Founder loans and SAFE Notes.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report on Form 10-KT for the period ended June 30, 2021. During the nine months ended March 31,2022, there were no significant changes in our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the nine-month period ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. There were not any unregistered sales.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws.**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.2	Form of Post-Merger Indemnification Agreement**
10.3	Form of Pre-Merger Indemnification Agreement**
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.6+	2021 Equity Incentive Plan and form of award agreements**
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin****
10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy****
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020****
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020****
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.
***	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021.
****	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.
(Registrant)

Date: May 16, 2022	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)