Form 10-K
period 2022-06-30
Aeluma, Inc.
filed 2022-09-28
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant as of December 31, 2021, as computed by reference to $2.00, the price at which the common stock was last sold, was approximately $8,748,514.

The number of the registrant’s shares of common stock, no par value, outstanding on September 27, 2022, was 10,650,002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Item 1. Business.

Overview

Aeluma develops novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high performance photodetector array circuits for imaging applications in mobile devices. This technology has the potential to enhance the performance and capability of camera image sensors, LiDAR (Light Detection and Ranging), AR/VR (augmented reality/virtual reality), facial recognition, and other applications.

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

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our wholly owned subsidiary, and all of the outstanding stock of Biond Photonics was converted into shares of our common stock.

As a result of the Merger, we acquired the business of Biond Photonics and will continue the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger were replaced with the historical financial statements of Biond Photonics prior to the Merger, in all the filings with the U.S. Securities and Exchange Commission (the “SEC”).

Our Business

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking pictures. Our devices may incorporate additional functionality for 3D image capture when integrated into various system architectures. This technology has the potential to enhance the performance and capability of camera image sensors, LiDAR, AR/VR, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment and has its headquarters in Goleta, CA with a manufacturing cleanroom to operate this equipment.

Because we will leverage compound semiconductor materials including indium gallium arsenide (InGaAs), our devices may operate out to longer wavelengths, up to at least 1,600 nm, which is advantageous for a number of reasons including eye safety. Beyond 1,400 nm is considered eye safe at significantly higher optical power levels relative to that at shorter wavelengths. Therefore, for LiDAR sensing systems, the range (the detectable object distance) can be increased significantly. Operating at specific longer wavelengths (for example, near 1,550 nm) also enables imaging both in low light (dark) conditions, as well as in direct sunlight. Therefore, images could be captured outdoors and in various conditions.

Our Strategy

Aeluma will continue to develop its technology that includes novel materials and devices based on those novel materials. Our primary focus is to manufacture high performance photodetector array circuits for image sensors. Initial efforts aim to penetrate the 3D imaging and sensing (mobile and consumer, defense and aerospace, industrial, medical, auto) and LiDAR (robotic vehicles, advanced driver assistance systems (ADAS), topography, wind, industrial) markets. As we are currently operating in a research and development (R&D) phase, we do not have any commercial products at this time.

Our Technology

Our technology is based on heterogeneous integration of compound semiconductor materials on silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in silicon manufacturing environments that are suited to large-volume production. Manufacturing on silicon also enables unique device configurations that are either not possible, challenging, or cost prohibitive relative to manufacturing on traditional compound semiconductor substrates.

Competition

There are two primary classes of image sensors currently in the market: low-cost silicon sensors for mass market applications, and high performance InGaAs sensors deployed primarily in specialty applications. The major suppliers of silicon CMOS (complementary metal-oxide semiconductor) image sensors include Sony, Samsung, Omnivision, On Semi, STM, Panasonic, Canon, SK Hynix, and others (Source: Yole Development, www.yole.fr). The major suppliers of InGaAs sensors include Hamamatsu, Sumitomo, FLIR/Teledyne, Princeton Lightwave/Argo AI, Sensors Unlimited, Excelitas, and others (Source: Markets and Markets, www.marketsandmarkets.com).

We believe that our technology will be able to compete effectively because we are uniquely positioned to outperform silicon CMOS image sensors while achieving a cost of manufacturing that is lower than that for traditional InGaAs sensors. Compared to silicon, InGaAs demonstrates higher detection sensitivity and a broader wavelength absorption spectrum. Silicon absorbs or detects light in the visible spectral region (400-750 nm) and partially in the near infrared (NIR) spectral region (greater than 750 nm), cutting off near 940 nm. InGaAs not only demonstrates higher absorption in the visible and NIR, but also extends well into the shortwave infrared (SWIR) spectrum (1,000-2,500 nm), cutting off near 1,700 nm, with the ability to extend beyond 2,000 nm using strained InGaAs material.

We believe that we are also positioned to win on price in competing with current InGaAs sensors while having the ability to realize much larger area photodetector arrays because of our ability to manufacture on up to 12-inch silicon wafers, whereas competing InGaAs photodetectors are manufactured on indium phosphide (InP) wafers that are typically 2-4 inches in size. Therefore, in addition to realizing many more sensor chips per wafer, we have the ability to realize array sizes that are larger than what is possible with traditional InGaAs manufacturing on InP wafers.

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

Customers

Aeluma does not currently have customers. We have, however, engaged with potential customers that wish to procure materials or sensor devices. Aeluma’s technology is broadly applicable. Potential markets include automotive LiDAR, industrial LiDAR, robotics, mobile, communications, defense and aerospace. Our current strategy is to pursue partnerships with system integrators, including LiDAR companies and Tier 1 automotive suppliers, or semiconductor manufacturing companies. Aeluma is also pursuing direct sales relationships.

Markets

The CMOS image sensors market was approximately $19 billion in 2020 and is projected to be $30 billion in 2026 (Source: Yole Development). During 2018, the revenue breakdown by market was 68% mobile, 7% consumer, 8% computing, 6% automotive, 6% security, 3% industrial, 1% medical, 1% defense and aerospace (Source: Yole Development, CMOS Image Sensor Industry 2020 report, www.yole.fr).

In terms of total market unit sales, the following are projected for 2024: 1.73 billion mobile phones, 131 million tablets, and 113 automotive vehicles (Source: www.idc.com). Manufacturers of mobile phones, tablets, and LiDAR for automotive vehicles may be prospective customers for Aeluma. In the mobile market, Apple arguably leads in terms of deploying advanced capabilities such as LiDAR sensing in their devices; Apple does not use our technology. Apple leverages VCSEL (vertical-cavity surface-emitting laser) emitters in conjunction with SPAD (single-photon avalanche diode) detectors for a LiDAR scanner in smartphones and tablets and such technology “helps to deliver faster, more realistic augmented reality experiences and improves autofocus in low-light scenes in photos and videos” (https://www.apple.com/newsroom/2021/05/apple-awards-an-additional-410-million-from-its-advanced-manufacturing-fund-to-ii-vi/). Other major smartphone suppliers include Samsung, Xiaomi, OPPO, vivo, Huawei, and realme (Source: www.counterpointresearch.com).

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

Intellectual Property

Aeluma has filed five patent applications with the United States Patent and Trademark Office (USPTO). We have filed trademarks for the name “Aeluma” and the slogan “Sensing Reimagined” with the USPTO. We maintain protection of trade secrets that include “know-how” and process recipes.

Our Intellectual Property Approach

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

Governmental & Environmental Regulations

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

In addition, to the extent that our facilities and operations are or become subject to the plant and laboratory safety requirements of various environmental and occupational safety and health laws in the U.S. we believe we are in compliance with all such laws and regulations, and to date, those regulations have not materially restricted or impeded operations. Further, we believe our processes to be highly efficient, generating very low levels of waste and emissions. For this reason, we do not view issues surrounding climate change and any currently foreseeable related regulations as materially impacting our business and financial statements, beyond any inestimable impact on the macro-economic environment.

We are also generally subject to other industry and environmental regulations for electronic and semiconductor products such as the Restriction of Hazardous Substances Directive 2002/95/EC.

Manufacturing

We have established a manufacturing and R&D facility at our headquarters in Goleta, CA. We have installed key equipment and we plan to control our core materials manufacturing and development. In addition to our facility, we work with a variety of vendors and are establishing relationships with industrial foundries to build out our manufacturing supply chain.

Sales

We currently do not have revenue or sales contracts.

Marketing

Marketing activities include direct relationships with potential customers and partners. We are under nondisclosure agreement (NDA) with a number of potential customers and partners, several of which have either visited Aeluma or hosted a visit by Aeluma representatives at their sites.

Employees

Aeluma currently has nine employees, eight that are full time and one that is part time. The majority of employees work in engineering. One employee supports business development. We plan to hire additional persons on an as-needed basis. On a case by case basis, Aeluma may offer stock options to employees for attraction and retention.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item. However, we encourage you to review the risk factors included in our registration statement on Form S-1 (File No. 333-259179) that was declared effective by the SEC on January 19, 2022.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 27 Castilian Dr., Goleta, CA. We pay an annual rent of $161,070.

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

On March 15, 2021, we entered into a month-to-month agreement to sublease a portion of this property to the previous tenant at a base rental rate of $13,013.75 per month. The sublease was amended on May 17, 2021 to sublease a smaller portion of the property at a base rental rate of $8,400 per month effective June 1, 2021. The sublease was amended again on February 7, 2022 to sublease a smaller portion of the property at a base rental rate of $6,930 per month effective March 1, 2022. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB system under the symbol “ALMU.” Our CUSIP number is 00776X.

You should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The high and low bid quotations for our shares of our common stock for each full quarterly period within the two most recent fiscal years are (prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions):

	High		Low
Fiscal 2022
Quarter ended September 30, 2021	$	N/A	$	N/A
Quarter ended December 31 2021	$	N/A	$	N/A
Quarter ended March 31, 2022	$	N/A	$	N/A
Quarter ended June 30, 2022	$	N/A	$	N/A
Fiscal 2021
Quarter ended September 30, 2020	$	N/A	$	N/A
Quarter ended December 31 2020	$	N/A	$	N/A
Quarter ended March 31, 2021	$	N/A	$	N/A
Quarter ended June 30, 2021	$	N/A	$	N/A

As of September 27, 2022, the last reported sale price of our Common Stock on the OTCQB was $N/A per share.

As of September 27, 2022, we had 10,650,002 shares of our common stock outstanding held by approximately 87 stockholders of record.

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

Recent Sales of Unregistered Securities

During the period covered by this annual report, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

On July 1, 2021, we sold an additional 115,000 common stock shares at a purchase price of $2.00 per share in a private placement offering for net proceeds (after deducting offering costs of $23,070) of $206,930 and issued 11,500 warrants to purchase common stock to GP Nurmenkari Inc., who acted as the placement agent for this private placement offering.

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

As a result of the Merger, we acquired the business of Biond Photonics, a California corporation, doing business as Aeluma. See “Description of Business” above. At the time the certificates of merger reflecting the Merger were filed with the Secretaries of State of California and Delaware (the “Effective Time”), each of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 1.299135853 shares of our common stock (the “Common Share Conversion Ratio”), with the maximum number of shares of our common stock issuable to the former holders of Biond Photonics’ capital stock equal to 4,100,002 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 2,500,000 shares of our common stock owned by the stockholders of Parc Investments, Inc. prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

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

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger were replaced with the historical financial statements of Biond Photonics before the Merger in filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking a picture. Our devices may incorporate additional functionality and enhanced performance to enable 3D image capture when integrated into various system architectures. This technology has the potential to greatly enhance the performance and capability of camera image sensors, LiDAR, augmented reality, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment and has headquarters in Goleta, CA with a manufacturing cleanroom to house this equipment.

The Private Placement Offering

Immediately following the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share. We held a second closing on June 28, 2021 for an additional 402,500 shares of our common stock and a third and final close on July 1, 2021 for an additional 115,000. Accordingly, we sold a total of 4,000,000 shares of our common stock. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the three closings of the Offering were $8,000,000 (before deducting placement agent fees and expenses of the Offering).

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

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $725,900 during the six months ended June 30, 2021 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 348,500 shares of our common stock in connection with the Offering during the six months ended June 30, 2021. We have also reimbursed the Placement Agent and paid for legal fees totaling $233,605 out of the proceeds from the capital raise in connection with the Offering.

A note payable to an officer of Parc Investments, Inc. in the amount of $50,000 was repaid directly from the proceeds from the Offering.

The aggregate gross proceeds from the Offering during the twelve months ended June 30, 2022 were $206,930, which is net of offering placement agent fees and expenses of $23,070. We also paid additional offering costs totaling $45,000 during the twelve months ended June 30, 2022.

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

Plan of Operations

We have been developing our materials and characterization capabilities at our headquarters in Goleta, CA, in connection with the further development of our business and the implementation of our plan of operations. We have installed some key manufacturing equipment at our headquarters and will continue to develop relationships with manufacturing partners to carry out certain steps of our manufacturing processes externally. We have gained access to a rapid prototyping facility and are leveraging this access to fabricate early-stage prototypes. In the future, we intend to implement appropriate quality and manufacturing controls. Some equipment was procured previously, and other equipment is being procured through purchase orders with equipment vendors. The COVID-19 pandemic has adversely disrupted, and may further disrupt, the operations at certain of our suppliers and other third-party providers. Lead times for certain materials and parts ordered have been longer than anticipated and on-site support for equipment maintenance has been challenging to schedule. Spare parts have been procured to minimize disruption to our development. The rapid prototyping facility that we access for development was closed for a brief period of time at the start of the COVID-19 pandemic. It has been open for unlimited access since Aeluma has first gained access.

The primary sources of funding for equipment procurement and installation are the seed funding raised prior to becoming a public company and the funding raised from our financing during June/July of 2021. We have also leveraged funds to continue strengthening our intellectual property including patent applications, trademarks, and development of trade secrets and manufacturing process recipes. We will continue to develop our manufacturing and product development strategy by further engaging customers and strategic partners.

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

Change of Fiscal Year

On June 30, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately. Accordingly, we filed a Transition Report on Form 10-K/T on September 27, 2021, to include audited consolidated financial information for the transition period from January 1, 2021 through June 30, 2021.

Results of Operations

Twelve months ended June 30, 2022, the six months ended June 30, 2021, and twelve months ended December 31, 2020

Our results of operations for the twelve months ended June 30, 2022, as compared to the six months ended June 30, 2021, and twelve months ended December 31, 2020, were as follows (some of the balances on the prior period’s combined financials statements have been reclassified to conform to the current period presentation):

	Twelve Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020	Change ’22 vs. ’21	Change ’22 vs. ’20
Revenue	$-	$-	$-	$-	$-
Operating expenses	3,733,522	255,853	11,670	3,477,669	3,721,852
Other income	281,823	39,450	1,000	242,373	280,823
Loss before provision for income tax	(3,451,699)	(216,403)	(12,670)	(3,235,296)	(3,439,029)
Provision for income tax	-	800	800	(800)	(800)
Net loss	$(3,451,699)	$(217,203)	$(13,470)	$(3,234,496)	$(3,438,229)

Net Revenues: We are pre-revenue and, accordingly recorded no revenues for the twelve months ended June 30, 2022, the six months ended June 30, 2021, or the twelve months ended December 31, 2020.

Operating Expenses: During the twelve months ended June 30, 2022, the six months ended June 30, 2021, and the twelve months ended December 31, 2020, we incurred $3,733,522, $255,853 and $11,670 of operating expenses, respectively. This increase was due to the start-up of operations and stock compensation expenses related to advisor and consulting agreements.

Sub-lease rental income and other income: During the twelve months ended June 30, 2022, the six months ended June 30, 2021, and the twelve months ended December 31, 2020, the company recorded $281,823, $39,450, and $1,000 of rental and other income, respectively. The year over year increases were due to the rental of our new facility and a related sub-lease to our tenant.

Provision for income tax: The Company recorded no provision for income tax for the twelve months ended June 30, 2022, $800 for the six months ended June 30, 2021, and the twelve months ended December 31, 2020.

Net Loss: Net loss increased to $3,451,699 for the twelve months ended June 30, 2022, as compared to $217,203 for the six months ending June 30, 2021 and $13,470 for the twelve months ended December 31, 2020. The year over year increase was due to the start-up of operations and stock-based compensation expenses related to advisor and consulting agreements.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,451,699, $217,203 and $13,470 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively, and losses are expected to continue in the near term. The accumulated deficit was $3,586,435 at June 30, 2022. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Notes 4 through 6 in the financial statements for our discussion of notes payable and shares issued.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2022, we had $3,740,722 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2022, June 30, 2021 and December 31, 2020, were as follows:

We had working capital (deficit) of $4,058,409, $7,185,135 and ($109,607) at June 30, 2022, June 30, 2021 and December 31, 2020, respectively. Current assets decreased $3,041,387 to $4,430,848 at June 30, 2022 from $7,472,235 at June 30, 2021, primarily due to $3,451,699 net loss for the twelve months ended June 30, 2022. Current assets increased $7,433,933 to $7,472,235 at June 30, 2021 from $38,302 at December 31, 2020, primarily as a result of the private placement described above. Current liabilities increased $85,339 to $372,439 at June 30, 2022 from $287,100 at June 30, 2021, due to increases in accounts payable and accrued expenses. Current liabilities increased $139,191 to $287,100 at June 30, 2021 from $147,909 at December 31, 2020, primarily as a result of the facility lease agreement the Company entered into.

	Twelve Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020	Change ’22 vs. ’21	Change ’22 vs. ’20
Net cash (used in) provided by:
Operating activities	$(2,252,791)	$(68,394)	$(1,377)	$(2,184,397)	$(2,251,414)
Investing activities	(955,667)	(27,253)	(106,228)	(928,414)	(849,439)
Financing activities	161,930	6,844,595	145,701	(6,682,665)	16,229
Decrease in cash	$(3,046,528)	$6,748,948	$38,096	$(9,795,476)	$(3,084,624)

Net cash used in our operating activities were $2,252,791, $68,394 and $1,377 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively, primarily due to net losses of $3,451,699, $217,203 and $13,470 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively,

Net cash used in our investing activities were $955,667, $27,253 and $106,228 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively. Investing activity for the periods presented related to the setup of our new facility.

Our financing activities resulted in a cash inflow of $161,930, $6,844,595 and $145,701 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively. Financing activities for the twelve months ended June 30, 2022 and the six months ended June 30, 2021 are primarily from Offering described above. Financing activities for the twelve months ended December 31, 2020 are proceeds from advances and sale of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB No. 00468)	F-2
Consolidated Balance Sheets as of June 30, 2022, June 30, 2021, and December 31, 2020	F-3
Consolidated Statements of Income for the Twelve Months Ended June 30, 2022, Six Months Ended June 30, 2021 and Twelve Months Ended December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Twelve Months Ended June 30, 2022, the Six Months Ended June 30, 2021 and the Twelve Months Ended December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Twelve Months Ended June 30, 2022, the Six Months Ended June 30, 2021 and the Twelve Months Ended December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aeluma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the Company) as of June 30, 2022, June 30, 2021 and December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, June 30, 2021 and December 31, 2020, and the results of its operations and its cash flows for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, and has not started generating revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) “PCAOB” and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

We have served as the Company’s auditor since 2021

September 27, 2022

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$3,740,722	$6,787,250	$38,302
Deferred compensation, current portion	662,464	662,464	-
Prepaids & other current assets	27,662	22,521	-
Total current assets	4,430,848	7,472,235	38,302
Fixed assets:
Equipment	619,613	115,888	115,888
Leasehold improvements	464,362	12,420	-
Accumulated depreciation	(96,987)	-	-
Total fixed assets	986,988	128,308	115,888
Intangible assets	12,833	14,833	-
Right of use asset - facility	476,370	729,176	-
Deferred compensation, long term portion	11,034	673,498	-
Other assets	13,014	65,069	-
Total assets	$5,931,087	$9,083,119	$154,190

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114,100	$68,575	$2,886
Accrued expenses & other current liabilities	101,351	61,384	8,407
Advances from officers	-	-	16,616
Lease liability, current portion	156,988	157,141	-
Notes payable to officers	-	-	120,000
Total current liabilities	372,439	287,100	147,909
Lease liability, long term portion	458,705	610,455	-
Commitments and contingencies	-	-	-
Total liabilities	831,144	897,555	147,909

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 authorized, none issued and outstanding.	-	-	-
Common stock, par value $0.0001, and 50,000,000 shares authorized, 10,650,002 shares issued and outstanding at June 30, 2022, 10,535,002 at June 30, 2021, and 3,247,840 at December 31, 2020.	1,066	1,054	325
Additional paid-in capital	8,781,361	8,415,432	19,675
Accumulated deficit	(3,682,484)	(230,922)	(13,719)
Total stockholders’ equity	5,099,943	8,185,564	6,281
Total liabilities and stockholders’ equity	$5,931,087	$9,083,119	$154,190

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

	Twelve Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Revenue	$-	$-	$-

Operating expenses
Research & development	1,063,926	-	-
General & administrative	1,906,530	162,533	11,670
Facility	435,814	91,259	-
Insurance	327,252	2,061	-
Total expenses	3,733,522	255,853	11,670

Other income
Sub-lease rental income & other income	279,727	90,758	-
Change in value of liability	-	(48,308)	-
Interest expense (income)	2,096	(3,000)	1,000
Total other income	281,823	39,450	1,000

Loss before provision for income tax	(3,451,699)	(216,403)	(12,670)

Provision for income tax	-	800	800

Net loss	$(3,451,699)	$(217,203)	$(13,470)

Basic and diluted loss per share	$(0.32)	$(0.06)	$(0.02)

Weighted average common shares outstanding - basic and diluted	10,650,002	3,643,728	560,586

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

January 1, 2020 through June 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2020	-	$-	$-	$(249)	$(249)

Issuance of shares of common stock	3,247,840	325	19,675	-	20,000
Net loss	-	-	-	(13,470)	(13,470)

Balance, December 31, 2020	3,247,840	325	19,675	(13,719)	6,281

Recapitalization	2,500,000	250	(53,174)	-	(52,924)
Issuance of shares of common stock for cash (net of $1,059,505 in offering costs)	3,885,000	389	6,710,106	-	6,710,495
Shares issued to placement agent	50,000	5	99,995	-	100,000
Shares issued upon conversion of SAFE notes	129,154	13	258,295	-	258,308
Shares issued to advisors	723,008	72	1,380,535	-	1,380,607
Net loss	-	-	-	(217,203)	(217,203)

Balance, June 30, 2021	10,535,002	1,054	8,415,432	(230,922)	8,185,564

Issuance of shares of common stock for cash, net of $23,070 in offering costs	115,000	12	206,918	-	206,930
Other offering costs	-	-	(45,000)	-	(45,000)
Stock-based compensation	-	-	204,011	-	204,011
Net loss	-	-	-	(3,451,699)	(3,451,699)
Other	-	-	-	137	137

Balance, June 30 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Twelve Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Operating activities:
Net loss	$(3,451,699)	$(217,203)	$(13,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	662,464	-	-
Partial refund of facility lease deposit	52,055	-	-
Lessor incentive	134,625	-	-
Stock based compensation expense	204,011	36,473	-
Change in value of liability	-	48,308	-
Depreciation and amortization expense	98,987	-	-
Change in prepaids & other current assets	(5,141)	(22,521)	-
Change in deposits	-	(65,069)	-
Change in accounts payable	45,525	60,264	2,886
Change in accrued expenses & other current liabilities	6,382	91,354	9,207
Net cash used in operating activities	(2,252,791)	(68,394)	(1,377)

Investing activities:
Purchase of equipment & CIP	(503,725)	-	(106,228)
Payment for leasehold improvements	(451,942)	(12,420)	-
Purchase of domain name	-	(14,833)	-
Net cash used in investing activities	(955,667)	(27,253)	(106,228)

Financing activities:
Proceeds from sales of shares to advisors	-	8,171	-
Proceeds from sale of common stock	-	-	20,000
Proceeds from loans and advances	-	-	125,701
Cash from acquisition	-	2,556	-
Proceeds from SAFE Notes	-	210,000	-
Proceeds from Private Placement, net of offering costs	206,930	6,760,484	-
Payment of other offering costs	(45,000)	-	-
Repayment of shareholder loans and advances	-	(136,616)	-
Net cash provided by financing activities	161,930	6,844,595	145,701

Net change in cash	(3,046,528)	6,748,948	38,096

Cash, beginning of period	6,787,250	38,302	206

Cash, end of period	$3,740,722	$6,787,250	$38,302

Supplemental disclosures:
Conversion of SAFE agreements into equity	$-	$258,308	$-
Expenses paid by officers	$-	$-	$800
Equipment paid by officers	$-	$-	$9,600

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. Biond Photonics is considered the acquirer for accounting purposes, and our historical financial statements before the Merger were replaced with the historical financial statements of Biond Photonics before the Merger in our filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $3,451,699 for the twelve months ended June 30, 2022 has accumulated deficit of $3,586,435 at June 30, 2022. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. We account for forfeitures upon occurrence.

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

Note 3 – Advances from Officers

During the twelve months ended December 31, 2020, in an effort to carry the Company forward with limited cash flow, two officers provided advances to pay for miscellaneous Company expenses. The amounts recorded for December 31, 2020 were $16,616 and were repaid during the six months ended June 30, 2021.

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

Note 5 – Safe Agreements

In February, 2021, the Company issued Simple Agreement For Equity (SAFE) agreements to certain shareholders of the Company in exchange for $210,000 in cash. The SAFE agreements were converted to common stock on June 22, 2021 for 129,154 shares. The value of the SAFE instruments increased in value by $48,308 upon conversion on June 22, 2021. Such increase in value was reported in the consolidated statements of operations for the six months ended June 30, 2021.

Note 6 – Stockholders Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of June 30, 2022.

Common Stock Offering

Immediately following the Effective Time of the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering (the “Offering”) at a purchase price of $2.00 per share (the “Offering Price”). We held a second and third closing on June 28 and July 1 2021, for an additional 402,500 and 115,000, respectively, of shares of common stock. Accordingly, we sold a total of 4,000,000 shares of our common stock through June 30, 2022. The private placement offering is referred to herein as the “Offering.”

The aggregate gross proceeds from the three closings of the Offering were $8,000,000 (before deducting placement agent fees and expenses of the Offering).

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

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $725,900 during the six months ended June 30, 2021 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 348,500 shares of our common stock in connection with the Offering during the six months ended June 30, 2021. We have also reimbursed the Placement Agent and paid for legal fees totaling $233,605 out of the proceeds from the capital raise in connection with the Offering.

A note payable to an officer of Parc Investments, Inc. in the amount of $50,000 was repaid directly from the proceeds from the Offering.

The aggregate gross proceeds from the Offering during the twelve months ended June 30, 2022 were $206,930, which is net of offering placement agent fees and expenses of $23,070. We also paid additional offering costs totaling $45,000 during the twelve months ended June 30, 2022.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares vested on October 27, 2020 and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. On June 30, 2022, each of these officers had 866,090 vested shares, and 757,830 unvested shares.

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

Note 7 – Stock-Based Compensation

Restricted Stock Awards

During the six months ended June 30, 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation will be expensed over the service period. For the twelve months ended June 30, 2022 and the six months ended June 30, 2021, $662,464 and $36,473, respectively, have been amortized in the consolidated statements of operations, and $673,498 is presented as deferred compensation on the consolidated balance sheets at June 30, 2022, of which $662,464 is expected to be expensed in the next twelve months.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	-	-
Granted	723,008	$1.90
Vested	(31,776)	$1.90
Forfeited	-	-
Outstanding at June 30, 2021	691,232	$1.90
Granted	-	-
Vested	(346,807)	$1.90
Forfeited	-	-
Outstanding at June 30, 2022	344,426	$1.90

Stock Options

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

In April of 2022, the Company issued 513,000 options to purchase common stock to employees. The options have an exercise price of $2.00 and expire in 10 years with 25% vesting after one year and the remainder scheduled to vest each quarter for three years, subject to the continued status as an employee to the Company through each vesting date.

The estimated weighted average fair value of the options granted during the twelve months ended June 30, 2022 were approximately $1.50 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options issued in the twelve months ended June 30, 2022:

Expected volatility	100%
Expected term	5.0 years
Dividend yield	0.00%
Risk-free interest rate	1.15%-2.41%

For the twelve months ended June 30, 2022, stock-based compensation expenses for options granted were $204,011. Unrecognized stock-based compensation expense was $1,018,014 and average expected recognition period was 3.2 years as of June 30, 2022.

The following is a schedule summarizing employee and non-employee stock option activity for the twelve months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	$-
Granted	817,750	$2.00
Exercised	-	-
Expired/cancelled	-	$2.00
Outstanding at June 30, 2022	817,750	$2.00	$-
Exercisable at June 30, 2022	83,250	$2.00	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

Note 8 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The Company subsequently received $134,625 as a lease incentive during the twelve ended June 30, 2022. The value of the asset will be amortized on a straight-line basis over the 60-month period and amortization began at the start of the lease. Additionally, the lease agreement waived the first three months of rent with payments commencing July 2021. At the commencement of the lease, the net present value of the lease payments was $767,553. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. The lease payments for these additional periods are not included in the lease liability amount presented on the consolidated balance sheets.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2022:

Fiscal 2023	$161,070
Fiscal 2024	165,096
Fiscal 2025	169,224
Fiscal 2026	129,324
Total	624,714
Less imputed interest	(9,021)
Total operating lease liability	615,693
Less: current portion	156,988
Lease liability, long term	$458,705

The remaining lease term and the discount rate for the lease at June 30, 2022 is 3.75 years and 0.75%, respectively. The total lease payments were $157,141, $39,090 and $0 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively. The variable costs for common area operating expenses and electricity were $240,421, $30,783 and $0 for the twelve months ended June 30, 2022, the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended on February 7, 2022 to sublease a smaller portion of the property at a base rental rate of $6,930 per month effective March 1, 2022. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022.

During the twelve months ended June 30, 2022 and the six months ended June 30, 2021, the Company recognized $279,727 and $84,743, respectively, of rental income, including reimbursement of common area operating and utility costs.

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

Note 11 – Subsequent Events

Management evaluated subsequent events up to September 27, 2022 the date the financial statements were issued. None were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Although we did change accountants on June 22, 2021, as disclosed under Item 4.01 Changes In Registrant’s Certifying Accountant, included in our Current Report on Form 8-K filed on June 28, 2021 and our Current Report on Form 8-K/A filed on July 1, 2021, there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

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

Our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2022, concluded that our disclosure controls and procedures were ineffective as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2022, our internal control over financial reporting was ineffective due to an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Attestation report of the registered public accounting firm. This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As per our amended and restated bylaws, our board of directors are divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal.

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

On November 15, 2021, we accepted the resignation of Mr. McCarthy as one of our directors, which was effective December 1, 2021; Mr. McCarthy informed us that he wanted to resign from his position as a member of the Board of Directors to permit the appointment of an independent director to our three-person Board and not as a result from any disagreement regarding any matter related to the Company’s operations, policies or practices.

On November 15, 2021, the Board also approved the appointment of Ms. Palvi Mehta to fill the vacancy created by Mr. McCarthy’s resignation for the remainder of his term, and her independent director agreement, which sets her compensation and establishes other terms and conditions governing her service on the Board. Ms. Mehta served as an independent director as of December 1, 2021.

On December 1, 2021, we appointed Mr. John Paglia to the board of directors.

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Positions	Directors Class, if applicable	Expiration of Director Term
Executive Officers
Jonathan Klamkin	42	Chief Executive Officer & Chief Financial Officer & President & Chairman	Class III	2024
Lee McCarthy	49	Chief Operating Officer
Non-Employee Directors
Steven P. DenBaars*	60	Director	Class I	2025
Palvi Mehta	55	Director	Class II	2023
John Paglia*	54	Director	Class I	2025

*	Was re-elected at the 2022 annual shareholder meeting.

Background of Officers and Directors

Jonathan Klamkin serves as President and Chief Executive Officer and is one of our directors. Mr. Klamkin has been the CEO and Director of Biond Photonics (now Aeluma) since February 28, 2019. He is a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara (2015-present), where his group conducts pioneering research in integrated photonics and optoelectronics for communications and sensing applications. Mr. Klamkin was with BinOptics Corp. (2001-2002), a laser diode manufacturer that was acquired by Macom in 2015. Jonathan is the recipient of numerous awards including the NASA Young Faculty Award, the DARPA Young Faculty Award, and the DARPA Director’s Fellowship. He has published more than 200 papers, holds several patents, and has given more than 100 invited presentations to industry, government and the academic community. Mr. Klamkin holds a Bachelor of Science in Electrical and Computer Engineering from Cornell University and a Master of Science in Electrical and Computer Engineering and a Ph.D. in Materials from the University of California, Santa Barbara.

Lee McCarthy serves as our Chief Operating Officer. Lee also served as a director from October 27, 2020 until December 1, 2021. He is a semiconductor industry executive with 14 years of relevant experience.  His prior experience includes being the first employee (2007-2021) and becoming Senior Director (2016-2021) of MOCVD Global Operations at Transphorm, Inc. (TGAN).  Mr. McCarthy led a 24/7 production operation of GaN-on-Si materials and managed MOCVD operations in the US and Japan for Transphorm, Inc. (2014-2021). He was responsible for global strategy for MOCVD production, epi customer agreements, cost models, ERP and MES for rapid scale of manufacturing.  Mr. McCarthy was also Principal Investigator for an $18M US DoD program to establish millimeter wave MOCVD materials supply chain (2019-2021). He holds a Bachelor of Science and Masters of Science and a Ph.D. in Electrical Engineering from the University of California, Santa Barbara.

Steven P. DenBaars serves as one of our directors. Steven has been on Biond Photonics’ (now Aeluma’s) Board of Directors since June 5, 2021. He is a Professor of Materials and Electrical and Computer Engineering at the University of California Santa Barbara (1991-pres). Prof. DenBaars has been very active in entrepreneurship, having helped co-found several start-up companies in the field of photonics and electronics. In 1996 he Co-founded Nitres Inc., which was acquired by Cree Inc. in May 2000. In 2013 he Co-Founded SLD Laser, and helped build the company to over 150 employees before being acquired by Kyocera Corporation in 2021.  In 2014, he assisted Dr. Jeffry Shealy in the founding of Akoustis Technologies Inc. (AKTS) for commercialization of RF Filters, and he is currently on the Board of Directors. In 2022 he joined the Board of Directors of SmartKem Ltd., a high performance organic semiconductor company. He received the IEEE Fellow award in 2005, member of the National Academy of Engineers in 2012, and National Academy of Inventors in 2014.  He has authored or co-authored over 1040 technical publications, 360 conference presentations, and over 185 patents. Mr. DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering, respectively from the University of Southern California.

Palvi Mehta serves as one of our directors. Ms. Mehta is an operating partner and CFO for Pioneer Square Labs (PSL), a start-up studio and venture fund with $200M in assets under management. She provides financial and operational oversight, supports the investment process, and assists portfolio companies with financial, operating and scaling strategies. Palvi joined PSL after two decades in senior financial roles in the wireless, manufacturing, networking, and security industry. Prior to PSL, she was the CFO of three venture-backed startups. She was most recently the CFO at ExtraHop Networks. A veteran of the tech startup community, Ms. Mehta has also been the CFO of NewPath Networks, and RadioFrame Networks. During her career, she has raised hundreds of millions of dollars across both the equity and debt markets and has successfully completed multiple exits. She began her career as a CPA and an auditor at Ernst & Young. Palvi received the 2018 Executive Excellence Award from Seattle Business Magazine. In addition, she was selected by the Puget Sound Business Journal as the 2016 CFO of the Year for mid-size companies. Ms. Mehta graduated Summa Cum Laude from the University of California, Berkeley with a B.S. in business, with an emphasis in finance and accounting. Palvi is a strong supporter of women in tech and is passionate about providing the opportunity for CS education to women and underrepresented minorities. She is a board member and treasurer of Code.org. In 2022 Ms. Mehta joined the Board of Directors of 5E Advanced Materials, Inc. We believe she qualifies as one of our directors because of her leadership and entrepreneurial experience and knowledge.

John Paglia serves as one of our directors and chairs our audit committee. Dr. Paglia is also an independent board director and audit committee chair for Simulations Plus, Inc. (NASDAQ: SLP); and an advisor to a number of private equity and venture capital funds, and startup companies; and sits on Pepperdine’s Most Fundable Companies Council. At Pepperdine University’s Graziadio Business School, he is a tenured Professor of Finance where his specialty areas are venture capital, private equity, corporate finance, business valuations, and mergers and acquisitions. In addition, he held a number of leadership positions at Pepperdine University since joining the faculty in 2000, most recently as Senior Associate Dean where he had oversight for all of the business school faculty, faculty affairs support staff, and key strategic projects; and, prior to that, as executive director of Graziadio Business School’s entrepreneurship institute. Dr. Paglia holds a Ph.D. in Finance, an MBA, a B.S. in Finance, and is a Certified Public Accountant, Chartered Financial Analyst, and is NACD Directorship Certified™. Dr. Paglia is a recipient of several prestigious honors for his work on the financing and capital markets. We believe his knowledge of technical accounting issues and business experience qualify him as an expert in financial matters and as a qualified candidate for the Board.

Corporate Social Responsibility

We believe that social responsibility is essential for a healthy and equitable corporate culture; one that balances the interests of its various worldwide stakeholders, including employees, shareholders, and our potential partners and customers. We are committed to sound corporate citizenship in the way we manage our people, our business and our impact on society and the environment. Furthermore, we acknowledge our responsibility to ensure our products will be designed, developed, and supplied in an environmentally safe and sound manner. We believe that we obey and comply with all laws and regulations that apply to us in the communities where we do business. Last but not least, we value our shareholders’ governance view and seek to solicit feedback from our shareholders on a regular basis relating to matters that are important to them, including the compensation of our executive officers and directors and environmental, social and governance (“ESG”) topics.

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

Director Independence and Board Committees

We are not currently required under the Securities and Exchange Act to maintain any committees of our Board. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” or maintain any committees of our Board and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors” or have any committees. However, we do currently have two independent directors on our board and we have formed committees.

Meetings of the Board of Directors

During the year ended June 30, 2022, Board meetings were held on August 18, 2021, February 10, 2022, and May 12, 2022. The Board also transacted business by unanimous written consent.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Klamkin serves as our Chief Executive Officer and our Chairman. Although the roles of our Chief Executive Officer and Chairman of our board of directors are currently performed by the same person, we do not have a policy regarding the separation of these roles, as our board of directors believes that it is in the best interests of the Company and our shareholders to make that determination from time to time based upon the position and direction of the Company and the membership of our board of directors.

Our board of directors has determined that our leadership structure is appropriate for the Company and our shareholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, our board of directors believes that a combined role of Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a Chairman with an extensive knowledge of our industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the reporting period covered by this Report, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has four persons serving as directors, two persons serving as executive officers, and nine total employees. The Company does not receive any revenues or investment capital.

Shareholder Board Nominations

Pursuant to our amended and restated bylaws adopted on June 22, 2021, nominations of persons for election to the board of directors of the Company shall be made at an annual meeting of shareholders only (A) by or at the direction of the board of directors or (B) by a shareholder of the Company who (1) was a shareholder of record at the time of the giving of the notice required by the bylaws, on the record date for the determination of shareholders entitled to notice of the annual meeting and on the record date for the determination of shareholders entitled to vote at the annual meeting and (2) has complied with the notice procedures set forth in the bylaws. In addition to any other applicable requirements, for a nomination to be made by a shareholder, the shareholder must have given timely notice thereof in proper written form to the secretary of the Company. Such notice must include the information required by Section 2.4(ii) of the amended and restated bylaws and, a nomination to be made by a stockholder must be received by the secretary of the Company at the principal executive offices of the Company not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which the Company first mailed its proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then, for notice by the shareholder to be timely, it must be so received by the secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the tenth day following the day on which Public Announcement (as defined in the bylaws) of the date of such annual meeting is first made. The amended and restated bylaws also set forth procedures for which shareholders can nominate directors at a special shareholder meeting. In addition to the foregoing provisions, a shareholder must also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth, including, with respect to business such shareholder intends to bring before the annual meeting that involves a proposal that such shareholder requests to be included in the Company’s proxy statement, the requirements of Rule 14a-8 (or any successor provision) under the Exchange Act. Nothing in the bylaws hall be deemed to affect any right of the Company to omit a proposal from the Company’s proxy statement pursuant to Rule 14a-8 (or any successor provision) under the Exchange Act.

Item 11. Executive Compensation.

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

None of the Company’s directors or officers prior to the merger received any compensation from the Company or Biond Photonics. The Board of Directors approved an annual base compensation of $230,000 and $200,000 for Mr. Klamkin and Mr. McCarthy, respectively, effective July 1, 2021.

Employment and Change in Control Agreements

We do not have an employment agreement with any of our officers. However, pursuant to our advisor agreement with Mr. Denbaars, if there is a change of control, other than the Merger, while he is still retained by the Company as an advisor, all of his unvested shares, per his amended advisor agreement, will vest at the closing of such change in control transaction. Additionally, as per the restricted stock purchase agreements we maintain with Mr. Klamkin and Mr. McCarthy, if either of their respective employment with the Company is terminated by the Company, other than for cause, or is terminated by the individual for Good Reason (as defined in the related agreement), within a year after the Merger, then, effective as of such termination, 100% of such terminated person’s unvested shares will vest.

Compensation Paid to Directors

At present we do not pay our Directors any cash compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments. The Company’s Directors were not paid any cash compensation during fiscal years 2020, 2021, or 2022.

Pursuant to Ms. Mehta and Mr. Paglia’s appointment as a director, we entered into an independent director agreement with each of them, pursuant to which we shall issue each of them 125,000 stock options at a price of $2.00 per share and provide each with standard indemnification. The terms of the option grants are the same for Ms. Mehta and Mr. Paglia: 50,000 shares of the stock options shall vest in equal quarterly increments during the first year of directorship; 37,500 shares of the stock options shall vest in equal quarterly increments over the second; and the remaining 37,500 shares of the stock options shall vest in equal quarterly increments over the third year of the directorship; if the director resigns or is removed from the board of directors, any unvested options are cancelled. For each year of committee service, Ms. Mehta will receive an additional 15,500 options with vesting in equal quarterly increments, and Mr. Paglia will receive an additional 16,750 options with vesting in equal quarterly increments. Both agreements became effective as of December 1, 2021, and committee service commenced on February 10, 2022. As of June 30, 2022, 28,875 options have vested for Ms. Mehta, and 29,188 options have vested for Mr. Paglia, pursuant to their independent director agreements.

Pension, Retirement or Similar Benefit Plans

With the exception of the executive officers that are eligible for participation in the company 401(k) plan, there are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Cash or non-cash compensation may be paid to our executive officers, including stock options, at the discretion of the board of directors or a committee thereof.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding certain outstanding shares held by each of our named executive officers as of June 30, 2022. These shares were converted into shares of our common stock in connection with the Merger, and the table below reflects all outstanding shares as of June 30, 2022 as if they had been granted by us. None of our named executive officers held any outstanding options, restricted stock unit or other equity awards as of that date.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2022

Stock Options						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexcersisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Share or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Usernamed Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Markey or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Jonathan Klamkin	-	-	-	-	-	757,829	$4,667	(1)	-	-
Lee McCarthy	-	-	-	-	-	757,829	$4,667	(2)	-	-

(1)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. Klamkin and the Company on October 27, 2020. Mr. Klamkin purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. Klamkin is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2022, 866,090 shares have vested. The market value of the unvested shares was based on $0.008 per share, which was purchase price of the shares before the merger.

(2)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. McCarthy and the Company on October 27, 2020. Mr. McCarthy purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. McCarthy is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2022, 866,090 shares have vested. The market value of the unvested shares was based on $0.008, which was the purchase price of the shares before the merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 27, 2022, by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

The percentage of shares beneficially owned is computed on the basis of 10,650,002 shares of common stock outstanding as of September 27, 2022. Shares of common stock that a person has the right to acquire within 60 days of September 27, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Aeluma, 27 Castilian Drive, Goleta, CA 93117.

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Jonathan Klamkin, CEO, CFO and Director	1,626,995		15.10%
Lee McCarthy, COO	1,626,995		15.10%
Steven P. DenBaars, Director	376,755		3.50%
Palvi Mehta, Director	57,458	(1)	0.53%
John Paglia, Director	80,896	(2)	0.75%
All directors and executive officers as a group (5 persons)	3,769,099		34.98%

5% Stockholders
Mark Tompkins	2,632,500	(3)	24.43%

(1)	Represents 46,542 shares that vested pursuant to her stock options and director agreement through September 27, 2022, and 10,916 shares that shall vest within 60 days following September 27, 2022 pursuant to the terms of her stock option and director agreement.

(2)	Represents 47,271 shares that vested pursuant to his stock options and director agreement through September 27, 2022, and 11,125 shares that shall vest within 60 days following September 27, 2022 pursuant to the terms of his stock option and director agreement, 10,000 options offered as per a consulting advisory agreement that terminated prior to his joining the board of directors, and 12,500 shares purchased in the 2021 offering.

(3)

Includes 2,275,000 shares Mr. Tompkins maintains from his ownership before the Merger and 357,500 shares he purchased in the Offering for $715,000. Mr. Tompkins served as our director since inception; he resigned on the effective date of the Merger.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of the end of the period ending June 30, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information

(1)

The number of shares reserved for issuance under our 2021 Plan (as defined below) was initially 980,000; such amount will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2022, the number of shares reserved for issuance was increased by 500,000 shares. As of June 30, 2022, the number of shares available for future issuance under our 2021 Plan was 832,250.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average excersice price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,007,750	$2.00	832,250	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,007,750	$2.00	832,250

Our 2021 Equity Incentive Plan

Pursuant to the Merger Agreement and upon the closing of the Merger, we adopted our 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. We initially reserved 980,000 shares of our common stock for issuance pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. As of June 30, 2022, the number of shares available for future issuance under our 2021 Plan was 832,250.

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

Promoters and Certain Control Persons

As per the definition of a “promoter” under the Securities Act, generally defined as anyone involved in the formation of the issuer, Mr. Tompkins, the incorporator of the Company, would be considered a “promoter.” Mr. Tompkins received 4,750,000 shares of the Company’s common stock at the time it was incorporated. Immediately prior to the Merger and in connection therewith, Tompkins forfeited 2,450,000 of those shares, which were then cancelled. Mr. Tompkins’ shares are currently subject to a lock-up agreement with Aeluma pursuant to which he is restricted from selling or transferring his shares for a period of 18 months from the date shares of our common stock commence trading on the OTCQB or OTCQX market maintained by OTC Markets Group, the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the year ended June 30, 2022, the six months ended June 30, 2021, and the twelve months ended December 31, 2020

	Twelve Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Audit fees	$71,000	$20,000	$-
Audit-related fees	10,650	-	-
Tax Fees	17,000	-	-
All other fees	-	-	667
Total	$98,650	$20,000	$667

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board.  Any such approval by the designated member is disclosed to the entire board at the next meeting.  The audit fees that were paid to the auditors with respect to the transition period ended June 30, 2021 were pre-approved by the entire Board of Directors. Prior to that time, before the Merger, the Company did not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)

10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.13	Director Agreement by and between the Company and Palvi Mehta (incorporated by reference to the Current Report on Form 8-K filed on November 18, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
16.1	Letter from Raich Ende Malter & Co. LLP as to the change in certifying accountant, dated June 28, 2021 (incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AELUMA, INC.

Date: September 27, 2022	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	Chairman, Chief Executive Officer & Principal Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on September 27, 2022.

Signature	Title

/s/ Jonathan Klamkin	Chairman, Chief Executive Officer, Principal Financial Officer and President
Jonathan Klamkin	(Principal Executive Officer & Principal Financial Officer)

/s/ Lee McCarthy	Chief Operating Officer
Lee McCarthy

/s/ Steven DenBaars	Director
Steven DenBaars

/s/ Palvi Mehta	Director
Palvi Mehta

/s/ John Paglia	Director
John Paglia