Form 10-Q
period 2022-09-30
Aeluma, Inc.
filed 2022-11-14
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 10,800,002 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and 0 shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	June 30, 2022
Assets
Current assets:
Cash	$2,371,323	$3,740,722
Deferred compensation, current portion	698,521	662,464
Prepaids & other current assets	313,232	27,662
Total current assets	3,383,076	4,430,848
Property and equipment:
Equipment	624,439	619,613
Leasehold improvements	512,196	464,362
Accumulated depreciation	(135,745)	(96,987)
Total fixed assets	1,000,890	986,988
Intangible assets	12,083	12,833
Right of use asset - facility	445,140	476,370
Deferred compensation, long term portion	-	11,034
Other assets	13,014	13,014
Total assets	$4,854,203	$5,931,087

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$179,941	$114,100
Accrued expenses & other current liabilities	457,506	101,351
Lease liability, current portion	158,284	156,988
Total current liabilities	795,731	372,439
Lease liability, long term portion	418,480	458,705
Commitments and contingencies	-	-
Total liabilities	1,214,211	831,144

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 authorized, none issued and outstanding.	-	-
Common stock, par value $0.0001, and 50,000,000 shares authorized, 10,650,002 shares issued and outstanding at September 30, 2022 and June 30, 2022.	1,066	1,066
Additional paid-in capital	8,851,451	8,781,361
Accumulated deficit	(5,212,525)	(3,682,484)
Total stockholders’ equity	3,639,992	5,099,943
Total liabilities and stockholders’ equity	$4,854,203	$5,931,087

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenue	$-	$-
Operating expenses:
Research & development	629,456	98,445
General & administrative	696,670	402,778
Facility	144,056	111,414
Insurance	96,505	82,139
Total expenses	1,566,687	694,776
Loss from operations	(1,566,687)	(694,776)

Other income:
Sub-lease rental income & other income	36,351	90,352
Interest income	295	774
Total other income	36,646	91,126

Loss before provision for income tax	(1,530,041)	(603,650)
Provision for income tax	-	-
Net loss	$(1,530,041)	$(603,650)

Basic and diluted loss per share	$(0.14)	$(0.06)
Weighted average common shares outstanding - basic and diluted	10,650,002	10,650,002

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Stock-based compensation	-	-	70,090	-	70,090
Net loss	-	-	-	(1,530,041)	(1,530,041)
Balance, September 30 2022	10,650,002	$1,066	$8,851,451	$(5,212,525)	$3,639,992

Balance, July 1, 2021	10,535,002	$1,054	$8,415,432	$(230,922)	$8,185,564
Issuance of shares of common stock for cash, net of $23,070 in offering costs	115,000	12	206,918	-	206,930
Other offering costs	-	-	(45,000)	-	(45,000)
Stock-based compensation	-	-	29,668	-	29,668
Net loss	-	-	-	(603,650)	(603,650)
Balance, September 30 2021	10,650,002	$1,066	$8,607,018	$(834,572)	$7,773,512

The accompanying notes are an integral part of these financials

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(1,530,041)	$(603,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	(25,023)	165,162
Partial refund of facility lease deposit	-	52,055
Stock based compensation expense	70,090	29,668
Depreciation and amortization expense	39,508	-
Change in prepaids & other current assets	(285,570)	(210,622)
Change in accounts payable	65,841	(46,732)
Change in accrued expenses & other current liabilities	348,456	122,067
Net cash used in operating activities	(1,316,739)	(492,052)

Investing activities:
Purchase of equipment & CIP	(4,826)	(117,342)
Payment for leasehold improvements	(47,834)	(141,568)
Net cash used in investing activities	(52,660)	(258,910)

Financing activities:
Proceeds from Private Placement, net of offering costs	-	206,930
Payment of other offering costs	-	(45,000)
Net cash provided by financing activities	-	161,930

Net change in cash	(1,369,399)	(589,032)

Cash, beginning of period	3,740,722	6,787,250

Cash, end of period	$2,371,323	$6,198,218

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

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly-owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our whollyowned subsidiary, and all the outstanding stock of Biond Photonics was converted into shares of our common stock.

As a result of the Merger, we acquired the business of Biond Photonics and continued the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc. In conjunction with the merger transaction, the company changed its year end to June 30. Biond Photonics was incorporated in February 2019.

Merger Agreement

On June 22, 2021, Parc Investments, Inc., Acquisition Sub and Biond Photonics entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on June 22, 2021 (the “Closing Date”), Biond Photonics merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and our wholly-owned subsidiary.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of September 30, 2022 and 2021, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $3,451,699 and $1,530,041 for the year ended June 30, 2022 and the three months ended September 30, 2022, respectively. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions may raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation.

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

The carrying values of the Company’s cash, accounts payable, and accrued expenses approximate their fair value due to the relatively short maturity of these items.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of September 30, 2022.

Common Stock Offering

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

The aggregate gross proceeds from the Offering during the three months ended September 30, 2021 were $230,000 (before deducting placement agent fees and expenses of the Offering of $23,070). We also paid additional offering costs totaling $45,000 during the three months ended September 30, 2021.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. 324,784 shares vested on October 27th, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. At September 30, 2022, each of these officers had 947,287 vested shares, and 676,633 unvested shares.

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

Note 4 – Stock-Based Compensation

Restricted Stock Awards

During six months ended June 30, 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation is expensed over the service period. For the three months ended September 30, 2022 and 2021, $166,977 and $165,162 have been amortized in the statement of operations, and $506,521 is presented as deferred compensation on the balance sheets at September 30, 2022, which is expected to be expensed in the next twelve months.

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. For the three months ended September 30, 2022, $108,000 has been expensed in the statement of operations, and $192,000 is presented as deferred compensation on the balance sheets at September 30, 2022, which is expected to be expensed in the next twelve months. The 150,000 shares of common stock are not yet issued at September 30, 2022 and the Company recorded $300,000 as other current liability as of September 30, 2022.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value per Price
Outstanding at July 1, 2022	344,426	$1.90
Granted	-	-
Vested	(86,702)	$1.90
Forfeited	-	-
Outstanding at September 30, 2022	257,724	$1.90

	Number of Options	Weighted Average Grant Date Fair Value per Price
Outstanding at July 1, 2021	691,232	$1.90
Granted	-	-
Vested	(86,702)	$1.90
Forfeited	-	-
Outstanding at September 30, 2021	604,530	$1.90

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

The estimated weighted average fair value of the options granted for the year ended June 30, 2022 were approximately $1.50 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued for the year ended June 30, 2022:

Expected volatility	100%
Expected term	5.0 years
Dividend yield	0.00%
Risk-free interest rate	1.15% - 2.41%

For the three months ended September 30, 2022 and 2021, stock-based compensation expenses for options granted were $70,090 and $29,668, respectively. Unrecognized stock-based compensation expense was $761,262 and average expected recognition period was 3.0 years as of September 30, 2022.

The following is a schedule summarizing employee and non-employee stock option activity for the period presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2022	817,750	$2.00	$-
Granted	-	-
Exercised	-	-
Expired/cancelled	(120,000)	$2.00
Outstanding at September 30, 2022	697,750	$2.00	$-
Exercisable at September 30, 2022	122,146	$2.00	$-

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2021	-	$-	$-
Granted	20,000	$2.00
Exercised	-	-
Expired/cancelled	-	$2.00
Outstanding at September 30, 2021	20,000	$2.00	$-
Exercisable at September 30, 2021	17,500	$2.00	$-

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2022:

Fiscal 2023	$121,052
Fiscal 2024	165,096
Fiscal 2025	169,224
Fiscal 2026	129,283
Total	584,655
Less imputed interest	(7,891)
Total operating lease liability	576,764
Less: current portion	158,284
Lease liability, long term	$418,480

The lease term and the discount rate for the lease at September 30, 2022 is 3.5 years and 0.75%, respectively. The total lease payments were $40,359 and $31,593 for the three months ended September 30, 2022 and 2021, respectively. The variable costs for common area operating expenses and electricity were $103,795, and $56,803 for the three months ended September 30, 2022 and 2021, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. During the three months ended September 30, 2022 and 2021, the Company recognized $31,351 and $90,352, respectively, of rental income, including reimbursement of common area operating and utility costs.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering, the Company issued 360,000 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

Note 7 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On November 7, 2022, the Company issued 150,000 shares of common stock to a consultant for providing consulting services to the Company. See Note 4 – Stock-Based Compensation.

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

Overview

On June 22, 2021, the Company, Acquisition Sub and Biond Photonics entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on June 22, 2021 (the “Closing Date”), Biond Photonics merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and our wholly-owned subsidiary.

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

As a result of the consummation of the Merger, on June 22, 2021, Biond Photonics, Inc. became our wholly-owned subsidiary and the business of Biond Photonics, Inc. became the business of the Company going forward. Accordingly, at the closing, the Company ceased to be a shell company.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Our results of operations for the three-month period ended September 30, 2022, as compared to the three-month period ended September 30, 2021, were as follows (some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation):

	Three Months Ended September 30,
	2022	2021	Change ’22 vs. ’21
Revenue	$-	$-	$-
Operating expenses	1,566,687	694,776	871,911
Other income	36,646	91,126	(54,480)
Loss before provision for income tax	(1,530,041)	(603,650)	(926,391)
Provision for income tax	-	-	-
Net loss	$(1,530,041)	$(603,650)	$(926,391)

Net Revenues: We are pre-revenue and, accordingly recorded no revenues for either the three months ended September 30, 2022 or 2021.

Operating Expenses: During the three months ended September 30, 2022 and 2021, we incurred $1,566,687 and $694,777 of operating expenses, respectively. This increase was due to the start-up of operations and stock compensation expenses related to advisor and consulting agreements.

Sub-lease rental income and other income: During the three months ended September 30, 2022 and 2021, the Company recorded net rental and other income of $36,646 and $91,126, respectively. The decrease was due to the reduced rental space to a sub-lease to our tenant.

Provision for income tax: The Company recorded no provision for income tax for either of the three months ended September 30, 2022 and 2021, as such amounts are insignificant.

Net Loss: Net loss increased to $1,530,041 for the three months ended September 30,2022, as compared to $603,650 for the three months ended September 30, 2021 for start-up of operations and stock compensation expenses related to advisor and consulting agreements.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,530,041 for the three months ended September 30, 2022 and losses are expected to continue in the near term. The accumulated deficit was $5,212,525. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2022, we had $2,371,323 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had net working capital of $2,587,345 and $4,058,409 at September 30, 2022 and June 30, 2022, respectively. Current assets decreased $1,047,772 to $3,383,076 at September 30, 2022 from $4,430,848 at June 30, 2022, primarily due to funding operating expenses of $1,566,687 for the three months ended September 30, 2022. Current liabilities increased $423,292 to $795,731 at September 30, 2022 from $372,439 at June 30, 2022, due primarily to a $300,000 increase in other liabilities, which will be recorded to additional paid-in capital when restricted stocks are issued in November 2022.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended September 30,
	2022	2021	Change ’22 vs. ’21
Net cash (used in) provided by
Operating activities	$(1,316,739)	$(492,052)	$(824,687)
Investing activities	(52,660)	(258,910)	206,250
Financing activities	-	161,930	(161,930)
Decrease in cash	$(1,369,399)	$(589,032)	$(780,367)

Net cash used in our operating activities were $1,316,739 and $492,052 for the three months ended September 30, 2022 and 2021. The increase of $824,687 was due mainly to $871,911 increase in operating expenses.

Net cash used in our investing activities was $52,660 and $258,910 for the three months ended September 30,2022 and 2021, respectively. Investing activity for the three months ended September 30, 2021was related to the setup of our new facility.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2022. During the three months ended September 30,2022, there were no significant changes in our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three-month period ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended September 30, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)	On November 8, 2022, Lee McCarthy provided notice of his resignation as our Chief Operating Officer effective November 17, 2022. Mr. McCarthy’s decision to resign was not the result of any disagreements with the Company on any matter related to the operations, policies, or practices of the Company.

b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws.**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.2	Form of Post-Merger Indemnification Agreement**
10.3	Form of Pre-Merger Indemnification Agreement**
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.6+	2021 Equity Incentive Plan and form of award agreements**
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin****
10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy****
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020****
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020****
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
31 .1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.
***	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021.
****	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.
(Registrant)

Date: November 14, 2022	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)