Form 10-Q
period 2022-12-31
Aeluma, Inc.
filed 2023-02-13
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 11 2023, there were 11,531,669 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and 0 shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2022	June 30,
	(unaudited)	2022
Assets
Current assets:
Cash	$3,062,316	$3,740,722
Deferred compensation, current portion	481,544	662,464
Prepaids & other current assets	219,300	27,662
Total current assets	3,763,160	4,430,848
Property and equipment:
Equipment	646,242	619,613
Leasehold improvements	541,559	464,362
Accumulated depreciation	(188,834)	(96,987)
Total fixed assets	998,967	986,988
Intangible assets	11,333	12,833
Right of use asset - facility	413,838	476,370
Deferred compensation, long term portion	-	11,034
Other assets	13,014	13,014
Total assets	$5,200,312	$5,931,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$171,383	$114,100
Accrued expenses & other current liabilities	97,706	101,351
Lease liability, current portion	159,582	156,988
Total current liabilities	428,671	372,439
Lease liability, long term portion	378,222	458,705
Commitments and contingencies	-	-
Total liabilities	806,893	831,144

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 authorized, none issued and outstanding.	-	-
Common stock, par value $0.0001, and 50,000,000 shares authorized, 11,317,002 and 10,650,002 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively.	1,132	1,066
Additional paid-in capital	10,685,361	8,781,361
Accumulated deficit	(6,293,074)	(3,682,484)
Total stockholders’ equity	4,393,419	5,099,943
Total liabilities and stockholders’ equity	$5,200,312	$5,931,087

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Operating expenses:
Research & development	592,077	177,596	1,221,533	276,041
General & administrative	361,727	343,055	1,058,397	745,833
Facility	104,915	104,401	248,971	215,815
Insurance	96,175	79,762	192,680	161,901
Total expenses	1,154,894	704,814	2,721,581	1,399,590
Loss from operations	(1,154,894)	(704,814)	(2,721,581)	(1,399,590)
Other income:
Sub-lease rental income & other income	74,165	81,548	110,516	171,900
Interest income	180	571	475	1,345
Total other income	74,345	82,119	110,991	173,245

Loss before income tax expense	(1,080,549)	(622,695)	(2,610,590)	(1,226,345)
Income tax expense	-	-	-	-
Net income (loss)	$(1,080,549)	$(622,695)	$(2,610,590)	$(1,226,345)

Basic and diluted loss per share	$(0.10)	$(0.06)	$(0.24)	$(0.12)
Weighted average common shares outstanding - basic and diluted	10,795,872	10,650,002	10,722,937	10,650,002

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2022	10,650,002	$1,066	$8,851,451	$(5,212,525)	$3,639,992
Issuance of common stock, net of offering costs of $124,385	517,000	51	1,426,564	-	1,426,615
Issuance of shares for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	107,361	-	107,361
Net income	-	-	-	(1,080,549)	(1,080,549)
Balance, December 31. 2022	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419

Balance, October 1, 2021	10,650,002	$1,066	$8,607,018	$(834,572)	$7,773,512
Net loss	-	-	-	(622,695)	(622,695)
Balance, December 31, 2021	10,650,002	$1,066	$8,607,018	$(1,457,267)	$7,150,817

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Issuance of common stock, net of offering costs of $124,385	517,000	51	1,426,564	-	1,426,615
Issuance of shares for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	177,451	-	177,451
Net loss	-	-	-	(2,610,590)	(2,610,590)
Balance, December 31, 2022	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419

Balance, July 1, 2021	10,535,002	$1,054	$8,415,432	$(230,922)	$8,185,564
Issuance of shares of common stock for cash, net of $23,070 in offering costs	115,000	12	206,918	-	206,930
Other offering costs	-	-	(45,000)	-	(45,000)
Stock-based compensation	-	-	29,668	-	29,668
Net loss	-	-	-	(1,226,345)	(1,226,345)
Balance, December 31, 2021	10,650,002	$1,066	$8,607,018	$(1,457,267)	$7,150,817

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2022 and 2021 (unaudited)

	Six Months Ended December 31,
	2022	2021
Operating activities:
Net loss	$(2,610,590)	$(1,226,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	300,000	-
Amortization of deferred compensation	191,954	333,955
Partial refund of facility lease deposit	-	52,055
Stock based compensation expense	177,451	29,668
Depreciation and amortization expense	93,347	17,388
Change in prepaids & other current assets	(191,638)	(218,267)
Change in accounts payable	57,283	16,439
Change in accrued expenses & other current liabilities	(19,002)	99,923
Net cash used in operating activities	(2,001,195)	(895,184)
Investing activities:
Purchase of equipment	(26,629)	(265,741)
Payment for leasehold improvements	(77,197)	(304,507)
Net cash used in investing activities	(103,826)	(570,248)

Financing activities:
Proceeds from Private Placement	1,426,615	206,930
Payment of other offering costs	-	(45,000)
Net cash provided by financing activities	1,426,615	161,930

Net change in cash	(678,406)	(1,303,502)

Cash, beginning of period	3,740,722	6,787,250

Cash, end of period	$3,062,316	$5,483,748

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of December 31, 2022 and 2021, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $3,451,699 and $2,610,590 for the year ended June 30, 2022 and the six months ended December 31, 2022, respectively. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Basic Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The number of shares prior to the merger have been restated to consider the conversion into the shares of the legal acquirer.

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

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five years, and leasehold improvements are amortized over the remaining lease term. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Intangible Assets

Intangible assets are associated with the Aeluma.com domain name and are amortized on a straight-line basis over five years.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of December 31, 2022.

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

The aggregate gross proceeds from the Offering during the six months ended December 31, 2021 were $230,000 (before deducting placement agent fees and expenses of the offering of $23,070). We also paid additional offering costs totaling $45,000 during the six months ended December 31, 2021.

In December 2022, we sold an aggregate of 517,000 shares of common stock in a private placement offering at a price of $3.00 per share, with gross proceed of $1,551,000 (before deducting placement agent fees and expenses of the offering of $124,385).

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27th, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. At December 31, 2022, Jonathan Klamkin had 1,028,483 vested shares and 595,437 unvested shares, and Lee McCarthy had 974,350 vested shares and 649,570 unvested shares. Lee McCarthy left the Company in November 2022 and the Company intends to exercise its option to repurchase 649,750 unvested shares for a total consideration of $4,001.35, the initial purchase price of these shares.

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

Note 4 – Stock-Based Compensation

Restricted Stock Awards

During six months ended June 30, 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred stock-based compensation for the value of the shares in excess of the purchase price paid by the advisors. The stock-based compensation is expensed over the service period. For the three months ended December 31, 2022 and 2021, $166,977 and $168,793, respectively, have been amortized in the statements of operations and, for the six months ended December 31, 2022 and 2021, $333,954 and $333,955, respectively, have been amortized in the statement of operations. At December 31, 2022, $339,544 included in the deferred compensation amount on the balance sheets is expected to be expensed in the next nine months.

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. For the three and six months ended December 31, 2022, $50,000 and $158,000, respectively, has been expensed in the statements of operations. At December 31, 2022, $142,000 included in the deferred compensation amount on the balance sheets is expected to be expensed in the next nine months. The 150,000 shares of common stock are issued during three and six months ended December 31, 2022.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	December 31, 2022
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	257,724	$1.90	344,426	$1.90
Issued	150,000	$2.00	150,000	$2.00
Vested	(111,702)	$1.90	(198,404)	$1.90
Forfeited	-	-	-	-
Ending balance	296,022	$1.95	296,022	$1.95

	December 31, 2021
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	604,530	$1.90	691,232	$1.90
Issued	-	-	-	-
Vested	(86,702)	$1.90	(173,404)	$1.90
Forfeited	-	-	-	-
Ending balance	517,828	$1.90	517,828	$1.90

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

In December of 2022, the Company issued 161,000 options to purchase common stock to employees. The options have an exercise price of $2.00 or $2.10 and expire in 10 years with various vesting schedules from six months to 48 months, subject to the continued status as an employee to the Company through each vesting date.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,
	2022	2021
Weighted-average fair value	$2.57	$1.50
Expected volatility	100%	100%
Expected term	5.17 years - 7.0 years	5.0 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.68% - 4.24%	0.80%

For the three months ended December 31, 2022, stock-based compensation expenses for options granted were $107,361 compared to none for the same period of 2021. For the six months ended December 31, 2022 and 2021, stock-based compensation expenses for options granted were $177,451 and $29,668, respectively. Unrecognized stock-based compensation expense was $1,067,915 and average expected recognition period was 3.0 years as of December 31, 2022.

The following is a schedule summarizing employee and non-employee stock option activity for the period presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2022	697,750	$2.00	$-
Granted	161,000	$2.08
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2022	858,750	$2.01	$846,250
Exercisable at December 31, 2022	193,875	$2.00	$193,875

(1)	Represents the excess of the fair value of $3.00 on the last day of period over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 1, 2021	20,000	$2.00	$-
Granted	250,000	$2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2021	270,000	$2.00	$-
Exercisable at December 31, 2021	20,000	$2.00	$-

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2022	817,750	$2.00	$-
Granted	161,000	$2.08
Exercised	-	-
Expired/cancelled	(120,000)	$2.00
Outstanding at December 31, 2022	858,750	$2.01	$846,250
Exercisable at December 31, 2022	193,875	$2.00	$193,875

(1)	Represents the excess of the fair value of $3.00 on the last day of the period over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2021	-	$-	$-
Granted	270,000	$2.00
Exercised	-	-
Expired/cancelled	-	$2.00
Outstanding at December 31, 2021	270,000	$2.00	$-
Exercisable at December 31, 2021	20,000	$2.00	$-

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2022:

Fiscal 2023	$81,035
Fiscal 2024	165,096
Fiscal 2025	169,224
Fiscal 2026	129,283
Total	544,638
Less imputed interest	(6,834)
Total operating lease liability	537,804
Less: current portion	159,582
Lease liability, long term	$378,222

The lease term and the discount rate for the lease at December 31, 2022 is 3.3 years and 0.75%, respectively. The total lease payments were $32,359 and $46,490 for the three months ended December 31, 2022 and 2021, respectively and $64,719 and $78,083 for the six months ended December 31, 2022 and 2021, respectively. The variable costs for common area operating expenses and electricity were $70,016 and $61,169 for the three months ended December 31, 2022 and 2021, respectively, and $173,811, and $117,972 for the six months ended December 31, 2022 and 2021, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. Of rental income, including reimbursement of common area operating and utility costs, the Company recognized $74,165 and $81,548 for the three months ended December 31, 2022 and 2021, respectively, and $110,516 and $171,900 for the six months ended December 31, 2022 and 2021, respectively.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering in June 2021, the Company issued 360,000 warrants to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $2.00.

In connection with the Offering in December 2022 and January 2023, the Company issued warrants of 29,067 and 4,933, respectively, to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

Note 7 – Subsequent Events

On January 10, 2023, we sold 214,667 shares of common stock in a private placement offering at a price of $3.00 per share, with gross proceed of $644,000 (before deducting placement agent fees and expenses of the offering of $28,640), and issued 4,933 warrants to purchase common stock, which carry a term of 5 years and an exercise price of $3.00.

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

Private Placement Offerings

2021 Offering

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

2022 Offering

On December 22, 2022, we entered into subscription agreements (the “2022 Subscription Agreement”) with 21 accredited investors (“Investors”), pursuant to which the Investors purchased an aggregate of 517,000 shares of our common stock, par value $0.0001 per share at a per share purchase price of $3.00, for aggregate gross proceeds of $1,551,000 before deducting placement agent fees and expenses of the Offering of $124,385 (the “2022 Offering”). We held a second closing of the 2022 Offering on January 10, 2023, pursuant to which we issued 214,667 shares of common stock for aggregate gross proceeds of $644,000.

In connection with the 2022 Subscription Agreement, the Company also entered into a Registration Rights Agreement with the Investors, pursuant to which the Company agreed to register all of the shares of common stock issued in the 2022 Offering, including the shares of common stock underlying the warrant issued to the placement agent.

Pursuant to the 2022 Offering, the Company paid a cash placement agent fee of $134,600 and issued placement agent warrants (“2022 Placement Agent Warrants”) to purchase up to 34,000 shares of common stock at an exercise price of $3.00 per share. We also agreed to pay certain expenses of the placement agent in connection with the 2022 Offering.

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

Results of Operations

Six months ended December 31, 2022 compared to the six months ended December 31, 2021

Our results of operations for the six-month period ended December 31, 2022, as compared to the six-month period ended December 31, 2021, were as follows (some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation):

	Six Months Ended December 31,
	2022	2021	Change ’22 vs. ’21
Revenue	$-	$-	$-
Operating expenses	2,721,581	1,399,590	1,321,991
Other income	110,991	173,245	(62,254)
Loss before income tax expense	(2,610,590)	(1,226,345)	(1,384,245)
Income tax expense	-	-	-
Net loss	$(2,610,590)	$(1,226,345)	$(1,384,245)

Net revenue: We are pre-revenue and, accordingly recorded no revenues for either the six months ended December 31, 2022 or 2021.

Operating expenses: During the six months ended December 31, 2022 and 2021, we incurred $2,721,581 and $1,399,590, respectively, of operating expenses. This increase was due to the start-up of operations and stock compensation expenses related to advisor and consulting agreements.

Sub-lease rental income and other income: During the six months ended December 31, 2022 and 2021, the Company recorded net rental and other income of $110,991 and $173,245, respectively. The decrease was due to the reduced rental space to a sub-lease to our tenant.

Income tax expense: The Company did not record income tax expense for either of the six months ended December 31, 2022 and 2021, as such amounts are insignificant.

Net Loss: Net loss increased to $2,610,590 for the six months ended December 31,2022, as compared to $1,226,345 for the same period of 2021 for start-up of operations and stock compensation expenses related to advisor and consulting agreements.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,610,590 for the six months ended December 31, 2022 and losses are expected to continue in the near term. The accumulated deficit was $6,293,074. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2022, we had $3,062,316 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had net working capital of $3,334,489 and $4,058,409 at December 31, 2022 and June 30, 2022, respectively. Current assets decreased $667,688 to $3,741,004 at December 31, 2022 from $4,430,848 at June 30, 2022, primarily due to funding operating expenses of $574,580 for the six months ended December 31, 2022. Current liabilities increased $60,232 to $432,671 at December 31, 2022 from $372,439 at June 30, 2022, due primarily to a $57,283 increase in spending activities in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended December 31,
	2022	2021	Change ’22 vs. ’21
Net cash (used in) provided by
Operating activities	$(2,001,195)	$(895,184)	$(1,106,011)
Investing activities	(103,826)	(570,248)	466,422
Financing activities	1,426,615	161,930	1,264,685
Decrease in cash	$(678,406)	$(1,303,502)	$625,096

Net cash used in our operating activities were $2,001,195 and $895,184 for the six months ended December 31, 2022 and 2021, respectively. The increase of $1,106,011 was due mainly to a $1,321,991 increase in net loss.

Net cash used in our investing activities was $103,826 and $570,248 for the six months ended December 31, 2022 and 2021, respectively. Investing activity for the six months ended December 31, 2021was related to the setup of our new facility.

Our financing activities generated a cash inflow of $1,426,615 and $161,930 for the six months ended December 31, 2022 and 2021, respectively, due to the offering described above.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2022. During the six months ended December 31,2022, there were no significant changes in our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the six-month period ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company has not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

On November 7, 2022, the Company issued 150,000 shares of common stock to a consultant for providing consulting services to the Company.

On December 22, 2022, we issued an aggregate of 517,000 shares of our common stock to 21 accredited investors, for aggregate gross proceeds of $1,551,000 (the “2022 Private Offering”).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)	None.

b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc.**
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021**
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021**
3.3	Amended and Restated Bylaws.**
4.1	Form of Lock Up Agreement**
4.2	Form of Placement Agent Warrant**
10.2	Form of Post-Merger Indemnification Agreement**
10.3	Form of Pre-Merger Indemnification Agreement**
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto**
10.6+	2021 Equity Incentive Plan and form of award agreements**
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin****
10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy****
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020****
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020****
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021****
10.13	Subscription Agreement dated December 22, 2022(1)
10.14	Registration Rights Agreement dated December 22, 2022(1)
31 .1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021.
***	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2021.
****	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021.
(1)	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.
(Registrant)

Date: February 13, 2023	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)