Form 10-Q
period 2023-03-31
Aeluma, Inc.
filed 2023-05-15
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 12,817,500 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,
	2023	June 30,
	(unaudited)	2022
Assets
Current assets:
Cash	$4,857,255	$3,740,722
Deferred compensation, current portion	268,196	662,464
Prepaids & other current assets	199,360	27,662
Total current assets	5,324,811	4,430,848
Property and equipment:
Equipment	797,995	619,613
Leasehold improvements	541,559	4,666,462
Accumulated depreciation	(242,475)	(96,987)
Total fixed assets	1,097,079	986,988
Intangible assets, net	10,583	12,833
Right of use asset - facility	382,463	476,370
Deferred compensation, long term portion	-	11,034
Other assets	13,014	13,014
Total assets	$6,827,950	$5,931,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$457,648	$114,100
Accrued expenses & other current liabilities	167,282	101,351
Lease liability, current portion	160,882	156,988
Total current liabilities	785,812	372,439
Lease liability, long term portion	337,888	458,705
Commitments and contingencies	-	-
Total liabilities	1,123,700	831,144

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 authorized, none issued and outstanding.	-	-
Common stock, par value $0.0001, and 50,000,000 shares authorized, 12,247,334 and 10,650,002 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively.	1,225	1,066
Additional paid-in capital	13,456,900	8,781,361
Accumulated deficit	(7,753,875)	(3,682,484)
Total stockholders’ equity	5,704,250	5,099,943
Total liabilities and stockholders’ equity	$6,827,950	$5,931,087

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-
Operating expenses:
Research & development	428,748	343,133	1,650,281	619,174
General & administrative	841,614	446,977	2,000,011	1,192,810
Facility	103,505	99,086	352,476	314,901
Insurance	94,629	81,219	287,309	243,120
Total expenses	1,568,496	970,415	4,290,077	2,370,005
Loss from operations	(1,568,496)	(970,415)	(4,290,077)	(2,370,005)
Other income:
Sub-lease rental income & other income	107,426	55,689	217,942	227,589
Interest income	269	349	744	1,694
Total other income	107,695	56,038	218,686	229,283

Loss before income tax expense	(1,460,801)	(914,377)	(4,071,391)	(2,140,722)
Income tax expense	-	-	-	-
Net loss	$(1,460,801)	$(914,377)	$(4,071,391)	$(2,140,722)

Basic and diluted loss per share	$(0.13)	$(0.09)	$(0.37)	$(0.20)
Weighted average common shares outstanding - basic and diluted	11,518,154	10,650,002	10,983,045	10,650,002

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2023	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419
Issuance of common stock, net of offering costs of $146,470	930,332	93	2,644,437	-	2,644,530
Stock-based compensation	-	-	127,102	-	127,102
Net income	-	-	-	(1,460,801)	(1,460,801)
Balance, March 31. 2023	12,247,334	$1,225	$13,456,900	$(7,753,875)	$5,704,250

Balance, January 1, 2022	10,650,002	$1,066	$8,607,018	$(1,457,267)	$7,150,817
Stock-based compensation	-	-	41,114	-	41,114
Net loss	-	-	-	(914,377)	(914,377)
Balance, March 31, 2022	10,650,002	$1,066	$8,648,132	$(2,371,644)	$6,277,554

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Issuance of common stock, net of offering costs of $270,855	1,447,332	144	4,071,001	-	4,071,145
Issuance of shares for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	304,553	-	304,553
Net loss	-	-	-	(4,071,391)	(4,071,391)
Balance, March 31, 2023	12,247,334	$1,225	$13,456,900	$(7,753,875)	$5,704,250

Balance, July 1, 2021	10,535,002	$1,054	$8,415,432	$(230,922)	$8,185,564
Issuance of shares of common stock for cash, net of $23,070 in offering costs	115,000	12	206,918	-	206,930
Other offering costs	-	-	(45,000)	-	(45,000)
Stock-based compensation	-	-	70,782	-	70,782
Net loss	-	-	-	(2,140,722)	(2,140,722)
Balance, March 31, 2022	10,650,002	$1,066	$8,648,132	$(2,371,644)	$6,277,554

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2023 and 2022 (unaudited)

	Nine Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(4,071,391)	$(2,140,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	300,000	-
Amortization of deferred compensation	405,302	497,302
Partial refund of facility lease deposit	-	52,055
Stock-based compensation expense	304,553	70,782
Depreciation and amortization expense	147,738	52,182
Change in prepaids & other current assets	(171,698)	(84,094)
Change in accounts payable	343,548	30,408
Change in accrued expenses & other current liabilities	42,915	105,248
Net cash used in operating activities	(2,699,033)	(1,416,839)
Investing activities:
Purchase of equipment	(178,382)	(285,382)
Payment for leasehold improvements	(77,197)	(431,117)
Net cash used in investing activities	(255,579)	(716,499)

Financing activities:
Proceeds from Private Placement	4,071,145	206,930
Payment of other offering costs	-	(45,000)
Net cash provided by financing activities	4,071,145	161,930

Net change in cash	1,116,533	(1,971,408)

Cash, beginning of period	3,740,722	6,787,250

Cash, end of period	$4,857,255	$4,815,842

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

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly-owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our wholly-owned subsidiary, and all the outstanding stock of Biond Photonics was converted into shares of our common stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements as of March 31, 2023 and 2022, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The Company incurred a net loss of $3,451,699 and $4,071,391 for the year ended June 30, 2022 and the nine months ended March 31, 2023, respectively. In addition, the Company is in the research and development stage and has not generated revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Reclassification of Prior Year Presentation

For the three and nine months ended March 31, 2022, research & development expenses of $165,956 and $350,195, respectively, have been reclassified for consistency with the current year presentation.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of March 31, 2023.

Common Stock Offering

Immediately following the Merger, on June 22, 2021, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share, with gross proceed of $6,965,000 (before deducting placement agent fees and expenses of $949,736). We held a second closing on June 28, 2021 for an additional 402,500 shares of our common stock, with gross proceed of $805,000 (before deducting placement agent fees and expenses of $109,769) and a third and final close on July 1, 2021 for an additional 115,000, with gross proceed of $230,000 (before deducting placement agent fees and expenses of $23,070). Accordingly, we sold a total of 4,000,000 shares of our common stock with a total gross proceeds of $8,000,000 (before deducting total placement agent fees and expenses of $1,082,577). The private placement offering is referred to herein as the “Offering.”

On December 12, 2022, we sold an aggregate of 517,000 shares of common stock in a private placement offering at a price of $3.00 per share, with gross proceeds of $1,551,000 (before deducting placement agent fees and expenses of $124,385). On January 10, 2023, we sold an aggregate of 214,667 shares of common stock, with gross proceeds of $644,000 (before deducting placement agent fees and expenses of $28,640), pursuant to that same private placement. On March 31, 2023, we sold an aggregate of 715,665 shares of common stock, with gross proceeds of $2,147,000 (before deducting placement agent fees and expenses of $117,830), pursuant to the same private placement. Accordingly, as of March 31, 2023, we sold a total of 1,447,332 shares of our common stock with a total gross proceeds of $4,342,000 (before deducting total placement agent fees and expenses of $270,855) in this private placement.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Director and CEO Jonathan Klamkin and 1,623,920 shares of common stock to Director, interim CFO and COO, Lee McCarthy for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. At March 31, 2023, Jonathan Klamkin had 1,109,679 vested shares and 514,241 unvested shares, and Lee McCarthy had 974,350 vested shares and 649,570 unvested shares. Lee McCarthy left the Company in November 2022.

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

The stock-based compensation is expensed over the service period. For the three months ended March 31, 2023 and 2022, $163,347 and $163,348, respectively, have been amortized in the statements of operations and, for the nine months ended March 31, 2023 and 2022, $497,302 and $497,303, respectively, have been amortized in the statement of operations. At March 31, 2023, $176,196 included in the deferred compensation amount on the balance sheets is expected to be expensed in the next four months.

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. For the three and nine months ended March 31, 2023, $50,000 and $208,000, respectively, has been expensed in general and administrative in the statements of operations. At March 31, 2023, $92,000 included in the deferred compensation amount on the balance sheets is expected to be expensed in the next six months. The 150,000 shares of common stock were issued during nine months ended March 31, 2023.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	March 31, 2023
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	296,022	$1.95	344,426	$1.90
Issued	-	-	150,000	$2.00
Vested	(124,202)	$1.93	(322,606)	$1.92
Forfeited	-	-	-	-
Ending balance	171,820	$1.95	171,820	$1.95

	March 31, 2022
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	517,828	$1.90	691,232	$1.90
Issued	-	-	-	-
Vested	(86,702)	$1.90	(260,106)	$1.90
Forfeited	-	-	-	-
Ending balance	431,126	$1.90	431,126	$1.90

Stock Options

In July 2021, the Company issued an option to purchase 10,000 shares of common stock to a director at a price of $2.00 per share, expiring in 10 years, and an option to purchase 10,000 shares of common stock to an advisor at a price of $2.00 per share expiring in 5 years. These options vested over periods ranging from one month to three months.

In December 2021, the Company issued options to purchase common stock to two directors in increments of 125,000 each. The options have an exercise price of $2.00, expire in 10 years, vest 12,500 options per quarter in the first year and 9,375 per quarter for the following two years.

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

During the three months ended March 31, 2023, the Company issued 109,750 options to purchase common stock to employees and directors. The options have an exercise price of $3.00 and expire in 10 years with various vesting schedules from 12 months to 48 months. Stock options granted to employees are subject to the continued status as an employee to the Company through each vesting date. During the three months ended March 31, 2023, the Company also issued 37,500 conditional options to purchase common stock to non-employee advisors. The options have an exercise price of $3.00 and expire in 10 years, vesting on the date when certain vesting conditions are met.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,
	2023	2022
Weighted-average fair value	$2.49	$1.48
Expected volatility	100%	100%
Expected term	5.0 years - 7.0 years	5.0 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.26% - 4.24%	1.15% - 2.41%

For the three months ended March 31, 2023 and 2022, stock-based compensation expenses for options granted were $127,102 and $41,114, respectively. For the nine months ended March 31, 2023 and 2022, stock-based compensation expenses for options granted were $304,553 and $70,783, respectively. Unrecognized stock-based compensation expense was $1,292,801 and average expected recognition period was 2.8 years as of March 31, 2023.

The following is a schedule summarizing employee and non-employee stock option activity for the period presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2023	858,750	$2.01	$846,250
Granted	147,250	$3.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2023	1,006,000	$2.16	$1,449,850
Exercisable at March 31, 2023	307,375	$2.02	$486,613

(1)	Represents the excess of the fair value on the last day of period (which was $3.00 and $3.60 as of December 31, 2022 and March 31, 2023, respectively) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	270,000	$2.00	$-
Granted	34,750	$2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2022	304,750	$2.00	$-
Exercisable at March 31, 2022	47,500	$2.00	$-

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2022	817,750	$2.00	$-
Granted	308,250	$2.41
Exercised	-	-
Expired/cancelled	(120,000)	$2.00
Outstanding at March 31, 2023	1,006,000	$2.16	$1,449,850
Exercisable at March 31, 2023	307,375	$2.02	$486,613

(1)	Represents the excess of the fair value on the last day of the period (which was $3.60 as of March 31, 2023) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2021	-	$-	$-
Granted	304,750	$2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2022	304,750	$2.00	$-
Exercisable at March 31, 2022	47,500	$2.00	$-

Note 5 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The value of the asset will be amortized on a straight-line basis over the 60-month period and amortization began at the start of the lease. Additionally, the lease agreement waived the first three months of rent with payments commencing July 2021. At the commencement of the lease, the net present value of the lease payments was 767,553. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. The lease payments for these additional periods are not included in the lease liability amount presented on the balance sheet.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2023:

Fiscal 2023	$41,017
Fiscal 2024	165,096
Fiscal 2025	169,224
Fiscal 2026	129,283
Total	504,620
Less imputed interest	(5,850)
Total operating lease liability	498,770
Less: current portion	160,882
Lease liability, long term	$337,888

The lease term and the discount rate for the lease at March 31, 2023 is 3.0 years and 0.75%, respectively. The total lease payments were $24,360 and $39,041 for the three months ended March 31, 2023 and 2022, respectively and $97,078 and $117,124 for the nine months ended March 31, 2023 and 2022, respectively. The variable costs for common area operating expenses and electricity were $54,643 and $55,516 for the three months ended March 31, 2023 and 2022, respectively, and $228,454, and $173,488 for the nine months ended March 31, 2023 and 2022, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provides for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. Of rental income, including reimbursement of common area operating and utility costs, the Company recognized $23,405 and $55,689 for the three months ended March 31, 2023 and 2022, respectively, and $128,921 and $227,589 for the nine months ended March 31, 2023 and 2022, respectively.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering on December 22, 2022, the Company issued warrants of 29,067 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00. In connection with the Offering on January 10 and March 31, 2023, the Company issued warrants of 4,933 and 6,720, respectively, to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of March 31, 2023:

Number of Shares	Exercise Price	Expiration Date
360,000	$2.00	June 28, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
400,720

Note 7 – Subsequent Events

One May 10, 2023, the Company held the final closing of the Offering, pursuant to which they issued an aggregate of 570,166 shares of its common stock for aggregate gross proceeds of $1,710,500. Pursuant to the final closing, the Company paid a cash placement agent fee in the amount of $136,840 and will issue placement agent warrants to purchase up to 44,933 shares of common stock at an exercise price of $3.00 per share.

The Company has evaluated subsequent events and transactions that occurred after March 31, 2023 up through the date the Company issued these unaudited consolidated financial statements on May 15, 2023. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these unaudited consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

2022 Offering

On December 22, 2022, we entered into subscription agreements (the “2022 Subscription Agreement”) with 21 accredited investors (“Investors”), pursuant to which the Investors purchased an aggregate of 517,000 shares of our common stock, par value $0.0001 per share at a per share purchase price of $3.00, for aggregate gross proceeds of $1,551,000 before deducting placement agent fees and expenses of $124,385 (the “2022 Offering”). We held a second closing of the 2022 Offering on January 10, 2023, pursuant to which we issued 214,667 shares of common stock for aggregate gross proceeds of $644,000 before deducting placement agent fees and expenses of $28,640. We held a third closing of the 2022 Offering on March 31, 2023, pursuant to which we issued 715,665 shares of common stock for aggregate gross proceeds of $2,147,000 before deducting placement agent fees and expenses of $117,830.

The three closings of the 2022 Offering were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the 2022 Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

In connection with the 2022 Subscription Agreement, the Company also entered into a Registration Rights Agreement with the Investors, pursuant to which the Company agreed to register all of the shares of common stock issued in the 2022 Offering, including the shares of common stock underlying the warrant issued to the placement agent.

Pursuant to the 2022 Offering, the Company has paid a cash placement agent fee of $252,360 and issued placement agent warrants (“2022 Placement Agent Warrants”) to purchase up to 40,720 shares of common stock at an exercise price of $3.00 per share. We also agreed to pay certain expenses of the placement agent in connection with the 2022 Offering.

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

Results of Operations

Nine months ended March 31, 2023 compared to the nine months ended March 31, 2022

Our results of operations for the nine-month period ended March 31, 2023, as compared to the nine-month period ended March 31, 2022, were as follows (some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation):

	Nine Months Ended March 31,
	2023	2022	Change ’23 vs. ’22
Revenue	$-	$-	$-
Operating expenses	4,290,077	2,370,005	1,920,072
Other income	218,686	229,283	(10,597)
Loss before income tax expense	(4,071,391)	(2,140,722)	(1,930,669)
Income tax expense	-	-	-
Net loss	$(4,071,391)	$(2,140,722)	$(1,930,669)

Net revenue: We are pre-revenue and, accordingly recorded no revenues for either the nine months ended March 31, 2023 or 2022.

Operating expenses: During the nine months ended March 31, 2023 and 2022, we incurred $4,290,077 and $2,370,005, respectively, of operating expenses. This increase was due to the start-up of operations and stock-based compensation expenses related to employees, advisors and consulting agreements.

Sub-lease rental income and other income: During the nine months ended March 31, 2023 and 2022, the Company recorded net rental and other income of $218,686 and $229,283, respectively. The decrease was due to the reduced rental space to a sub-lease to our tenant, offset by an increase in other income.

Income tax expense: The Company did not record income tax expense for either of the nine months ended March 31, 2023 and 2022, as such amounts are insignificant.

Net Loss: Net loss was $4,071,391 for the nine months ended March 31, 2023, as compared to $2,140,722 for the same period of 2022 for start-up of operations and stock-based compensation expenses related to employees, advisors and consulting agreements.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $4,071,391 for the nine months ended March 31, 2023 and losses are expected to continue in the near term. The accumulated deficit was $7,753,875. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2023, we had $4,857,255 of cash on hand. These funds are insufficient to complete our business plan and, as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had net working capital of $4,538,999 and $4,058,409 at March 31, 2023 and June 30, 2022, respectively. Current assets increased $893,963 to $5,324,811 at March 31, 2023 from $4,430,848 at June 30, 2022, primarily due to the 2022 Offering, primarily offset by net loss of $4,071,391 for the nine months ended March 31, 2023. Current liabilities increased $413,373 to $785,812 at March 31, 2023 from $372,439 at June 30, 2022, due primarily to a $343,548 increase in spending activities in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended March 31,
	2023	2022	Change ’23 vs. ’22
Net cash (used in) provided by
Operating activities	$(2,699,033)	$(1,416,839)	$(1,282,194)
Investing activities	(255,579)	(716,499)	460,920
Financing activities	4,071,145	161,930	3,909,215
Increase (decrease) in cash	$1,116,533	$(1,971,408)	$3,087,941

Net cash used in our operating activities were $2,699,033 and $1,416,839 for the nine months ended March 31, 2023 and 2022, respectively. The increase of $1,282,194 was due mainly to a $1,930,669 increase in net loss.

Net cash used in our investing activities was $255,579 and $716,499 for the nine months ended March 31, 2023 and 2022, respectively. Investing activity for the nine months ended March 31, 2022 was related to the setup of our new facility.

Our financing activities generated a cash inflow of $4,071,145 and $161,930 for the nine months ended March 31, 2023 and 2022, respectively, due to the offerings described above.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2022. During the nine months ended March 31, 2023, there were no significant changes in our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the nine-month period ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On January 10, 2023, we held a second close of a private placement, pursuant to which we issued an aggregate of 214,667 shares of our common stock for aggregate gross proceeds of $644,000. On March 31, 2023, we held the third closing of a private placement, pursuant to which we issued an aggregate of 715,665 shares of our common stock for aggregate gross proceeds of $2,147,000. Accordingly, as of March 31, 2023, the Company received gross proceeds of $4,342,000, pursuant to the Offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

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

Aeluma, Inc.
(Registrant)

Date: May 15, 2023	By:	/s/ Jonathan Klamkin
Jonathan Klamkin
President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)