Form 10-K
period 2023-06-30
Aeluma, Inc.
filed 2023-09-25
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant as of December 31, 2022, as computed by reference to $2.10, the price at which the common stock was last sold, was approximately $19,461,580.

The number of the registrant’s shares of common stock outstanding on September 20, 2023  was 12,167,930.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Item 1. Business.

Unless otherwise stated or the context otherwise indicates, references to “Aeluma,” the “Company,” “we,” “our,” “us,” or similar terms refer to Aeluma, Inc. and Subsidiary.

Overview

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large-diameter substrates that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetector array circuits for imaging applications in mobile devices, as well as other technologies. Photodetector devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking pictures. Our devices may incorporate additional functionality for 3D image capture when integrated into various system architectures. This technology has the potential to enhance the performance and capability of camera image sensors, light detection and ranging (LiDAR), augmented reality/virtual reality (AR/VR), facial recognition, and other applications.  Aeluma has acquired key manufacturing equipment, and has headquarters in Goleta, California with a manufacturing cleanroom to house this equipment.

Because we will leverage compound semiconductor materials, our devices may operate out to longer wavelengths, up to at least 1600 nm, which is advantageous for a number of reasons including eye safety. Beyond 1400 nm is considered eye safe at significantly higher optical power levels relative to that at shorter wavelengths. Therefore, for LiDAR sensing systems, the range (the detectable object distance) can be increased significantly. Operating at specific longer wavelengths (for example, near 1550 nm) also enables imaging both in low light (dark) conditions, as well as in direct sunlight. Therefore, images could be captured outdoors and in various conditions.

Our Strategy

We will continue to develop our technology that includes novel materials and devices based on those novel materials. Our primary focus is to manufacture high-performance photodetector array circuits for image sensors and other optoelectronic devices. Initial efforts aim to penetrate the 3D imaging and sensing (mobile and consumer, defense and aerospace, industrial, medical, auto), LiDAR (robotic vehicles, autonomous driving (AD), advanced driver assistance systems (ADAS), topography, wind, industrial), and communications (telecommunications, data center communication, artificial intelligence (AI) communications, and quantum processing and communications) markets.

Our Technology

Our technology is based on heterogeneous integration of compound semiconductor materials on large-diameter substrates such as silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in large-scale manufacturing environments that are suited to mass markets.

Competition

There are two primary classes of image sensors currently on the market: low-cost silicon sensors for mass market applications, and high-performance compound semiconductor (ex. InGaAs) sensors deployed primarily in specialty applications. The major suppliers of silicon CMOS image sensors include Sony, Samsung, Omnivision, On Semi, STM, Panasonic, Canon, SK Hynix, and others (Source: Yole Development, www.yole.fr). The major suppliers of InGaAs sensors include Hamamatsu, Sumitomo, Teledyne/FLIR, Excelitas, and others (Source: Markets and Markets, www.marketsandmarkets.com).

We believe that our technology will be able to compete effectively because we are uniquely positioned to outperform silicon CMOS image sensors while achieving a cost of manufacturing that is lower than that for traditional InGaAs sensors. Compared to silicon, InGaAs demonstrates higher detection sensitivity and a broader wavelength absorption spectrum. Silicon absorbs or detects light in the visible spectral region (400-750 nm) and partially in the near infrared (NIR) spectral region (greater than 750 nm), cutting off near 940 nm. InGaAs not only demonstrates higher absorption in the NIR, but also extends well into the shortwave infrared (SWIR) spectrum (900-1700 nm), cutting off near 1700 nm, with the ability to extend to near 2500 nm.

We believe that we are also positioned to win on price in competing with current InGaAs sensors while having the ability to realize much larger area photodetector arrays because of our ability to manufacture on up to 12-inch silicon substrates, whereas competing InGaAs photodetectors are manufactured on indium phosphide (InP) substrates that are typically 2-4 inches in size. Therefore, in addition to realizing many more sensor chips per wafer, we have the ability to realize array sizes that are larger than what is possible with traditional InGaAs manufacturing on InP wafers.

Existing and potential competitors have or could have advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger scale manufacturing operations. However, we believe that our products will have the potential to compete because of our unique ability to manufacture high performance devices at scale and at low cost.

Customers

Aeluma has customer engagements that involve development of wafers, delivery of engineering samples for evaluation, and delivery of small volumes of chips. Aeluma’s technology is broadly applicable. Potential markets include automotive LiDAR, industrial LiDAR, robotics, mobile, AR/VR, AI, communications, and defense and aerospace. Our current strategy is to pursue partnerships with system integrators, including LiDAR companies and Tier 1 automotive suppliers, or semiconductor manufacturing companies. Aeluma is pursuing direct sales relationships.

Potential customers include those in the mobile market (both mobile phone manufacturers and companies that sell integrated solutions to them), LiDAR for cars and other vehicles, and defense and aerospace.

Markets

The CMOS image sensors market is projected to be $30B in 2026 (Source: Yole Development). In terms of total market unit sales, the following are projected for 2024: 1.73 billion mobile phones, 131 million tablets, and 113 automotive vehicles (Source: www.idc.com). Manufacturers of mobile phones, tablets, and LiDAR for automotive vehicles may be prospective customers for Aeluma. In the mobile market, Apple arguably leads in terms of deploying advanced capabilities such as LiDAR sensing in their devices; Apple does not use our technology. Apple leverages VCSEL emitters in conjunction with SPAD detectors for a LiDAR scanner in smartphones and tablets and such technology “helps to deliver faster, more realistic augmented reality experiences and improves autofocus in low-light scenes in photos and videos” (https://www.apple.com/newsroom/2021/05/apple-awards-an-additional-410-million-from-its-advanced-manufacturing-fund-to-ii-vi/). Other major smartphone suppliers include Samsung, Xiaomi, OPPO, vivo, Huawei, and realme (Source: www.counterpointresearch.com). The automotive LiDAR market is projected to be between $5-80B  in 2030 (https://www.bloomberg.com/press-releases/2022-05-31/lidar-market-size-to-be-worth-4-71-billion-by-2030-grand-view-research-inc; AEye Presentation, LD Micro Invitational 2022; Estimate by Velodyne).

Intellectual Property

Aeluma has filed several patent applications with the United States Patent and Trademark Office (USPTO). We have filed trademarks for the name “Aeluma” and the slogan “Sensing Reimagined” with the USPTO. We maintain protection of trade secrets that include “know-how” and process recipes.

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

In addition, to the extent that our facilities and operations are or become subject to the plant and laboratory safety requirements of various environmental and occupational safety and health laws in the U.S., we believe we are in compliance with all such laws and regulations, and to date, those regulations have not materially restricted or impeded operations. Further, we believe our processes to be highly efficient, generating very low levels of waste and emissions. For this reason, we do not view issues surrounding climate change and any currently foreseeable related regulations as materially impacting our business and financial statements, beyond any inestimable impact on the macro-economic environment.

We are also generally subject to other industry and environmental regulations for electronic and semiconductor products such as the Restriction of Hazardous Substances Directive 2002/95/EC.

Manufacturing

We have established a manufacturing and research and development facility at our headquarters in Goleta, California. We have installed key equipment and we plan to control our core materials manufacturing and development. In addition to our facility, we work with a variety of vendors and are establishing relationships with industrial foundries to build out our manufacturing supply chain.

Sales

We are now delivering wafers and chips to some customers, primarily for research and development and sampling purposes.

Marketing

Marketing activities include direct relationships with potential customers and partners. We are under nondisclosure agreement (NDA) with a number of potential customers and partners, several of which have either visited Aeluma or hosted a visit by Aeluma representatives at their sites.

Employees

At June 30, 2023, Aeluma had 11 full-time employees, 2 part-time employees, and consultants. The majority of employees work in engineering. We plan to hire additional persons on an as-needed basis. On a case-by-case basis, Aeluma may offer stock options to employees for attraction and retention.

Litigation

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this Report. We may however be involved, from time to time, in claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations, but cannot guarantee the same.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item. However, we encourage you to review the risk factors included in our registration statement on Form S-1 (File No. 333-273149) that was filed with the SEC on July 6, 2023.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 27 Castilian Dr., Goleta, California. Effective February 22, 2021, we entered into a triple-net lease agreement with SBR Associates LP for the commercial building at 27 Castilian Dr. Goleta, California for a term of five years, which began on April 1, 2021. The current rent for this property is $13,673 per month, with a CPI escalation over the initial base rent over the term of the lease. The lease expires on March 31, 2026, with the option to renew the lease with reasonable notice.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB system under the symbol “ALMU.” Our CUSIP number is 00776X. There is currently limited trading volume for our Common Stock.

Holders of Record

As of September 21, 2023, we had 12,167,930 shares of our common stock outstanding held by approximately 126 stockholders of record.

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

Recent Sales of Unregistered Securities

During the periods covered by this Report, we have not issued unregistered securities to any person, except as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and, unless otherwise indicated below, the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder regarding offshore offers and sales. All recipients had adequate access, though their relationships with the Registrant, to information about the Registrant.

2021 Offering

On June 5, 2021, we issued 20,000 shares of common stock pursuant to an advisory agreement.

On June 10, 2021, we issued an aggregate of 511,278 shares of common stock pursuant to three individual Advisory Agreements, which includes an additional 164,108 shares to Mr. DenBaars, who is one of our directors.

On June 10, 2021, we issued an aggregate of 99,414 shares of common stock pursuant to an Omnibus Equity Agreement, pursuant to which each of the signatories pursuant thereto agreed to convert his/her shares issuable under his/her respective Simple Agreements for Future Equity agreements into shares of our common stock at the close of the Merger.

On June 10, 2021, we entered into an amended advisor agreement with Mr. DenBaars to issue an additional 164,108 for the consideration amount of $2,461.62 to take on additional advisor duties.

On June 22, 2021, pursuant to the Merger, we issued an aggregate of 4,100,000 shares of our Common Stock in exchange for all of the shares of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the Merger.

On July 1, 2021, we sold 115,000 common stock shares at a purchase price of $2.00 per share in a private placement offering for net proceeds (after deducting offering costs of $23,070) of $206,930 and issued 11,500 warrants to purchase common stock to GP Nurmenkari Inc., who acted as the placement agent for this private placement offering.

2022 Offering

On November 7, 2022, we issued 150,000 shares of common stock to a consultant for providing consulting services to us.

On December 22, 2022, we issued an aggregate of 517,000 shares of our common stock to 21 accredited investors, for aggregate gross proceeds of $1,551,000 (the “2022 Private Offering”).

On January 10, 2023, we held a second close of the 2022 Private Offering, pursuant to which we issued an aggregate of 214,667 shares of our common stock for aggregate gross proceeds of $644,000.

On March 31, 2023, we held the third closing of the 2022 Private Offering, pursuant to which we issued an aggregate of 715,665 shares of our common stock for aggregate gross proceeds of $2,147,000.

On May 10, 2023, we held the final closing of the 2022 Private Offering, pursuant to which we issued an aggregate of 570,166 shares of our common stock for aggregate gross proceeds of $1,710,500.

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

Overview

On June 22, 2021, we, Acquisition Sub and Biond Photonics, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on June 22, 2021, Biond Photonics merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and our wholly owned subsidiary.

As a result of the Merger, we acquired the business of Biond Photonics, a California corporation, doing business as Aeluma. See “Description of Business” above. At the time the certificates of merger reflecting the Merger were filed with the Secretaries of State of California and Delaware, each of Biond Photonics’ shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 1.299135853 shares of our common stock (the “Common Share Conversion Ratio”), with the maximum number of shares of our common stock issuable to the former holders of Biond Photonics’ capital stock equal to 4,100,002 after adjustments due to rounding for fractional shares. Immediately prior to the effectiveness of the Merger, an aggregate of 2,500,000 shares of our common stock owned by the stockholders of Parc Investments, Inc. prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

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

Prior to the Merger, our sole business purpose was to seek the acquisition of or merger with, an existing company.

As a result of the consummation of the Merger, on June 22, 2021, Biond Photonics, Inc. became our wholly owned subsidiary and the business of Biond Photonics, Inc. became our business going forward. Accordingly, at the closing, we ceased to be a shell company.

Aeluma develops novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large diameter silicon wafers that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetector array circuits for imaging applications in mobile devices. These devices may be used as image sensors that generate an image by detecting light, in a manner similar to a digital camera taking a picture. Our devices may incorporate additional functionality and enhanced performance to enable 3D image capture when integrated into various system architectures. This technology has the potential to greatly enhance the performance and capability of camera image sensors, Lidar, augmented reality, facial recognition, and other applications. Aeluma has acquired a key piece of manufacturing equipment and has headquarter in Goleta, California with a manufacturing cleanroom to house this equipment.

The Private Placement Following the Merger

Immediately following the Merger, we sold 3,482,500 shares of our common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share (the “Offering Price”). We held a second closing on June 28, 2021 for an additional 402,500 shares of our common stock and a third and final closing on July 1, 2021 for an additional 115,000. Accordingly, we sold a total of 4,000,000 shares of our common stock. This private placement offering is referred to herein as the “Merger Offering.”

The aggregate gross proceeds from the three closings of the Merger Offering were $8,000,000 (before deducting placement agent fees and expenses of the Merger Offering).

The three closings of the Merger Offering were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Merger Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

In connection with the Merger Offering and subject to the closing of the Merger Offering, we agreed to pay the placement agent, GP Nurmenkari Inc. (the “Placement Agent”), a U.S. registered broker-dealer, a cash placement fee of 10% of the gross proceeds raised from investors in the Merger Offering (other than the first $630,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family, for which the Placement Agent received a 3% cash fee, and $170,000 of common stock sold to pre-Merger Biond Photonics friends and family for which the Placement Agent received no cash fee) and to issue to it 50,000 shares of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number of shares of common stock sold in the Merger Offering (other than the first $800,000 of common stock sold to pre-Merger Biond Photonics shareholders and their friends and family), with a term of five years and an exercise price of $2.00 per share (the “Placement Agent Warrants”). We also agreed to pay certain expenses of the Placement Agent in connection with the Merger Offering.

As a result of the foregoing, we paid the Placement Agent an aggregate commission of $748,900 and issued to it 50,000 shares of our common stock and Placement Agent Warrants to purchase 360,000 shares of our common stock in connection with the two closings of the Merger Offering. We have also reimbursed the Placement Agent for approximately $265,000 for legal and other expenses incurred in connection with the Merger Offering.

A note payable to an officer of Parc Investments, Inc. in the amount of $50,000 was repaid directly from the proceeds from the Merger Offering.

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

Recent Private Placement

Between December 2022 and May 2023, we entered into subscription agreements (the “Subscription Agreement”) with certain accredited investors, pursuant to which we issued an aggregate of 2,017,498 shares of our common stock, par value $0.0001 per share, at a per share purchase price of $3.00, for aggregate gross proceeds of $6,052,500 (the “Offering”).

In connection with the Subscription Agreement, we also entered into a Registration Rights Agreement with the Investors, pursuant to which we agreed to register all of the shares of common stock issued in the Offering, including the shares of common stock underlying the warrant issued to the placement agent in this registration statement. (See, Description of Securities – Registration Rights Agreement)

Pursuant to the Offering, we paid a cash placement agent fee and expenses in the amount of $411,015 and issued placement agent warrants (“Placement Agent Warrants”) to purchase up to an aggregate of 85,653 shares of common stock at an exercise price of $3.00 per share.

The Subscription Agreement also contains customary representation and warranties of us and the Investors, indemnification obligations of us, termination provisions, and other obligations and rights of the parties.

The foregoing description of the Subscription Agreement, Registration Rights Agreement and form of Placement Agent Warrants is qualified by reference to the full text of the forms of Subscription Agreement, Registration Rights Agreement and form of Placement Agent Warrants, which are filed as Exhibits hereto and incorporated herein by reference.

Departure and Appointment of Directors and Officers

Our board of directors is authorized to have five members. As of the effectiveness of the Merger, Mr. Ian Jacobs and Mr. Mark Tompkins resigned from our board of directors, and Mr. Jonathan Klamkin, Mr. Lee McCarthy and Mr. Steven DenBaars were appointed to our board of directors. Mr. DenBaars is a Class I director.

Also, as of the effectiveness of the Merger, Mr. Jacobs resigned from all officer positions with us, and Jonathan Klamkin was appointed as our President and Chief Executive Officer, Lee McCarthy was appointed as our interim Chief Financial Officer and Chief Operating Officer.

Mr. McCarthy resigned from his position as interim Chief Financial Officer on August 18, 2021 and from his directorship on December 1, 2021. To fill Mr. McCarthy’s vacancy on the board, we appointed Ms. Palvi Mehta. Ms. Mehta is a Class II director.

On December 1, 2021, we also appointed Mr. John Paglia to the board of directors; Mr. Paglia is a Class I director.

On November 8, 2022, Lee McCarthy provided notice of his resignation as our Chief Operating Officer effective November 17, 2022. Mr. McCarthy’s decision to resign was not the result of any disagreements with us on any matter related to the operations, policies, or practices of us.

Plan of Operations

We have been developing our materials and characterization capabilities at our headquarters in Goleta, California, in connection with the further development of our business and the implementation of our plan of operations. We have installed some key manufacturing equipment at our headquarters and will continue to develop relationships with manufacturing partners to carry out certain steps of our manufacturing processes externally. We have gained access to a rapid prototyping facility and are leveraging this access to fabricate early-stage prototypes. In the future, we intend to implement appropriate quality and manufacturing controls. Some equipment was procured previously, and other equipment is being procured through purchase orders with equipment vendors.

The primary sources of funding for equipment procurement and installation are the seed funding raised prior to becoming a public company and the funding raised from our financings. We have also leveraged funds to continue strengthening our intellectual property including patent applications, trademarks, and development of trade secrets and manufacturing process recipes. We will continue to develop our manufacturing and product development strategy by further engaging customers and strategic partners.

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

Components of Results of Operations

Revenue

Our revenue currently consists of commercial product sales and government contracts. For the year ended June 30, 2023, products are sold as samples and government contracts are primarily for research and development.

Operating Expenses

The cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that resulted in payment of our success fee and wafers delivered. We anticipate that our cost of revenue will vary substantially depending on the nature of products and/or services delivered in each customer engagement.

Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits as well as costs associated with design, fabrication, packaging and testing of our devices. We expense research and development expenses as incurred.

General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. In addition, general and administrative expenses include third-party consulting, legal, audit and accounting services.

Facility expenses consist primarily of lease and utility expenses at our headquarters in Goleta, California and insurance expenses consist mainly of directors and officers insurance.

Other Income

Other income, net of other expenses, consists primarily of income generated from subleasing a portion of our research and development facility.

Income Tax Expense

Income tax expense consists primarily of income taxes in certain state jurisdictions in which we conduct business.

Results of Operations

Year ended June 30, 2023 compared to the year ended June 30, 2022

Our results of operations for the year ended June 30, 2023, as compared to the same period of 2022, were as follows (some of the balances on the prior period’s combined financials statements have been reclassified to conform to the current period presentation):

	Year Ended June 30,		Change ’23
	2023	2022	vs. ’22
Revenue	$193,339	$-	$193,339
Operating expenses	(5,703,024)	(3,733,522)	(1,969,502)
Other income	130,103	281,823	(151,720)
Loss before income tax expense	(5,379,582)	(3,451,699)	(1,927,883)
Income tax expense	-	-	-
Net loss	$(5,379,582)	$(3,451,699)	$(1,927,883)

Revenue: The company recognized its first revenue of $193,339, consisting of $15,000 from product sales and $178,339 from a government contract.

Operating Expenses: During the years ended June 30, 2023 and 2022, we incurred operating expenses of $5,703,024 and $3,733,522, respectively. This increase was mainly due to increased salaries and stock-based compensation resulting from additional employees hired to support our growth and increased costs related to research and development activities.

Other income: During the years ended June 30, 2023 and 2022, we recorded other income of $130,103 and $281,823, respectively. The decrease was primarily due to a decrease in sub-lease rental income. The sub-lease ended in March 2023.

Income tax expense: We recorded no income tax expense for the years ended June 30, 2023 and 2022.

Net Loss: Net loss increased to $5,379,582 for the year ended June 30, 2023, as compared to $3,451,699 for the same period of 2022. The increase was primarily due to increases in operating expenses resulting increased salaries and stock-based compensation, and research and development activities.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $5,379,582 and $3,451,699 for the years ended June 30, 2023 and 2022, respectively, and losses are expected to continue in the near term. The accumulated deficit was $9,062,066 at June 30, 2023. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2023, we had $5,071,690 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) controlling overhead and expenses; and (c) executing material sales or research contracts. There can be no assurance that we can successfully accomplish these steps and it is uncertain that we will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to us on satisfactory terms and conditions, if at all. As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event we are unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

We had working capital of $4,576,807 and $4,058,409 at June 30, 2023 and 2022, respectively. Current assets increased $903,058 to $5,333,906 at June 30, 2023 from $4,430,848 at June 30, 2022, primarily due to the private placement described above. Current liabilities increased $384,660 to $757,099 at June 30, 2023 from $372,439 at June 30, 2022, due to increases in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Year Ended June 30,		Change ’23
	2023	2022	vs. ’22
Net cash (used in) provided by:
Operating activities	$(3,637,972)	$(2,252,791)	$(1,385,181)
Investing activities	(672,545)	(955,667)	283,122
Financing activities	5,641,485	161,930	5,479,555
Increase (decrease) in cash	$1,330,968	$(3,046,528)	$4,377,496

Net cash used in our operating activities increased $1,385,181 to $3,637,972 for the year ended June 30, 2023, compared to $2,252,791 for the same period in 2022, primarily due to a $1,927,883 increase in net loss. The decrease was reduced mainly by non-cash expense increases of $258,000 in consultant expense, $244,433 in stock-based compensation expense, and $302,172 in accounts payable.

Net cash used in our investing activities were $672,545 and $955,667 for the years ended June 30, 2023 and 2022, respectively. Investing activities for the periods presented are related to the equipment purchases and the setup of our facility.

Our financing activities resulted in a cash inflow of $5,641,485 and 161,930 for the years ended June 30, 2023 and 2022, respectively. Financing activities for the periods presented are proceeds from the sale of common stock in private placements.

Recent Accounting Pronouncements

The Company has evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aeluma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations, and has generated limited revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021

Encino, California

September 22, 2023

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$5,071,690	$3,740,722
Accounts receivable	189,239	-
Deferred compensation, current portion	53,034	662,464
Prepaids and other current assets	19,943	27,662
Total current assets	5,333,906	4,430,848
Property and equipment:
Equipment	1,209,656	619,613
Leasehold improvements	546,864	464,362
Accumulated depreciation	(300,445)	(96,987)
Property and equipment, net	1,456,075	986,988
Intangible assets	9,833	12,833
Right of use asset - facility	351,013	476,370
Deferred compensation, long term portion	-	11,034
Other assets	13,014	13,014
Total assets	$7,163,841	$5,931,087

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$461,797	$114,100
Accrued expenses and other current liabilities	133,092	101,351
Lease liability, current portion	162,210	156,988
Total current liabilities	757,099	372,439
Lease liability, long term portion	296,452	458,705
Commitments and contingencies	-	-
Total liabilities	1,053,551	831,144
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and none issued and outstanding at June 30, 2023 and 2022	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2023 and 2022, and 12,817,500 and 10,650,002 shares issued and outstanding at June 30, 2023 and 2022, respectively	1,282	1,066
Additional paid-in capital	15,171,074	8,781,361
Accumulated deficit	(9,062,066)	(3,682,484)
Total stockholders’ equity	6,110,290	5,099,943
Total liabilities and stockholders’ equity	$7,163,841	$5,931,087

The accompanying notes are an integral part of consolidated financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2023	2022
Revenue	$193,339	$-
Operating expenses:
Cost of revenue	109,395	-
Research and development	2,175,268	1,063,926
General and administrative	2,610,580	1906,530
Facility	421,626	435,814
Insurance	386,155	327.252
Total expenses	5,703,024	3,733,522
Loss from operations	(5,509,685)	(3,733,522)
Other income:
Sub-lease rental income and other income	128,913	279,727
Interest income	1,190	2,096
Total other income	130,103	281,823
Loss before provision for income tax	(5,379,582)	(3,451,699)
Income tax expense	-	-
Net loss	$(5,379,582)	$(3,451,699)

Basic and diluted loss per share	$(0.47)	$(0.32)
Weighted average common shares outstanding - basic and diluted	11,379,480	10,650,002

The accompanying notes are an integral part of consolidated financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2021	10,535,002	$1,054	$8,415,432	$(230,922)	$8,185,564
Issuance of common stock, net of offering cost of $1,059,505 (Note 3)	115,000	12	206,918	-	206.930
Other offering costs	-	-	(45,000)	-	(45,000)
Stock-based compensation	-	-	204,011	-	204,011
Net loss	-	-	-	(3,451,699)	(3,451,699)
Other	-	-	-	137	137
Balance, June 30, 2022	10,650,002	1,066	8,781,361	(3,682,484)	5,099,943
Issuance of common stock, net of offering cost of $411,015 (Note 3)	2,017,498	201	5,641,284	-	5,641,485
Issuance of common stock for service (Note 4)	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	448,444	-	448,444
Net loss	-	-	-	(5,379,582)	(5,379,582)
Balance, June 30 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290

The accompanying notes are an integral part of consolidated financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2023	2022
Operating activities:
Net loss	$(5,379,582)	$(3,451,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	258,000	-
Amortization of deferred compensation	662,464	662,464
Partial refund of facility lease deposit	-	52,055
Lessor incentive	-	134,625
Stock-based compensation expense	448,444	204,011
Depreciation and amortization expense	206,458	98,987
Change in accounts receivable	(189,239)	-
Change in prepaids and other current assets	7,719	(5,141)
Change in accounts payable	347,697	45,525
Change in accrued expenses and other current liabilities	67	6,382
Net cash used in operating activities	(3,637,972)	(2,252,791)
Investing activities:
Purchase of equipment	(590,043)	(503,725)
Payment for leasehold improvements	(82,502)	(451,942)
Net cash used in investing activities	(672,545)	(955,667)
Financing activities:
Proceeds from Private Placement, net of offering costs	5,641,485	206,930
Payment of other offering costs	-	(45,000)
Net cash provided by financing activities	5,641,485	161,930
Net change in cash	1,330,968	(3,046,528)
Cash, beginning of period	3,740,722	6,787,250
Cash, end of period	$5,071,690	$3,740,722

The accompanying notes are an integral part of consolidated financial statements.

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Business

Aeluma, Inc., headquartered in Goleta, California, is engaged in the research and development of infrared (IR) optical sensors to disrupt the market for IR sensors, and using its proprietary technology aims to produce a much higher performance alternative to today’s low-cost sensors at much lower prices than would otherwise be possible. The focus of Aeluma, Inc. (“the Company”) will be the image sensor market. Initial efforts hope to penetrate the 3D imaging and sensing (mobile and consumer, defense and aerospace, industrial, medical, auto) and LiDAR (robotic vehicles, advanced driver assistance systems vehicles (ADAS), topography, wind, industrial) markets.

On June 22, 2021, Biond Photonics, Inc., a privately held California corporation (“Biond Photonics”) merged with and into our wholly owned subsidiary, Aeluma Operating Co., a corporation formed in the State of Delaware on June 22, 2021 (“Acquisition Sub”). Pursuant to this transaction (the “Merger”), Acquisition Sub was the surviving corporation and remained our wholly owned subsidiary, and all the outstanding stock of Biond Photonics was converted into shares of our common stock. As a result of the Merger, the Company acquired the business of Biond Photonics and continued the existing business operations of Biond Photonics as a public reporting company under the name Aeluma, Inc.

Going Concern

The Company incurred a net loss of $5,379,480 and $3,451,699 for the years ended June 30, 2023 and 2022, respectively, and has accumulated deficit of $9,062,066 at June 30, 2023. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity.

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

The carrying values of the Company’s cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the relatively short maturity of these items.

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

Revenue Recognition

The Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year.

●	Product sales: Revenue will be recognized at a point in time when the product is shipped or is delivered to the customer’s location.

●	Government contract: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement and fixed firm price terms.

The company recognized its revenue of $193,339, consisting of $15,000 from product sales and $178,339 from a government contract, primarily for sampling purchases and research and development, for the year ended June 30, 2023.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants and stock options, are not reflected in diluted loss per share because such shares are anti–dilutive. Dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

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

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a Company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the periods presented. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

The Company will file tax returns in the U.S. federal jurisdiction and the state of California. The Company’s federal and state return forms are subject to review by the taxing authorities. The Company is not currently under examination by any taxing authority, nor has it been notified of an impending examination.

Recent Accounting Pronouncements

The Company has evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to the Company.

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of June 30, 2023.

Common Stock Offering

Immediately following the Merger, on June 22, 2021, the Company sold 3,482,500 shares of common stock pursuant to an initial closing of a private placement offering at a purchase price of $2.00 per share, with gross proceed of $6,965,000 (before deducting placement agent fees and expenses of $949,736). The Company held a second closing on June 28, 2021 for an additional 402,500 shares of common stock, with gross proceed of $805,000 (before deducting placement agent fees and expenses of $109,769), and a third and final close on July 1, 2021 for an additional 115,000, with gross proceed of $230,000 (before deducting placement agent fees and expenses of $23,070). Accordingly, the Company sold a total of 4,000,000 shares of common stock with total gross proceeds of $8,000,000 (before deducting total placement agent fees and expenses of $1,082,577).

On December 12, 2022, the Company sold an aggregate of 517,000 shares of common stock in a private placement offering at a price of $3.00 per share, with gross proceeds of $1,551,000 (before deducting placement agent fees and expenses of $124,385). On January 10, 2023, the Company held a second closing for an additional 214,667 shares of common stock, with gross proceeds of $644,000 (before deducting placement agent fees and expenses of $28,640). On March 31, 2023, the Company held a third closing for an additional 715,665 shares of common stock, with gross proceeds of $2,147,000 (before deducting placement agent fees and expenses of $117,830). On May 10, 2023, the Company held a fourth and final close for additional 570,166 shares of its common, with gross proceeds of $1,710,500 (before deducting placement agent fees and expenses of $140,160). Accordingly, the Company sold a total of 2,017,498 shares of common stock with a total gross proceeds of $6,052,500 (before deducting total placement agent fees and expenses of $411,015) in this private placement. The two private placement offerings held above are together referred to herein as the “Offering.”

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option, within 90 days after employee termination. At June 30 2023, Jonathan Klamkin had 1,190,875 vested shares and 433,045 unvested shares, and Lee McCarthy had 974,350 vested shares and 649,570 unvested shares. Lee McCarthy left the Company in November 2022.

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

Note 4 – Stock-Based Compensation

Restricted Stock Awards

During the six months ended June 30, 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The deferred compensation will be expensed as consulting expense in the consolidated statements of operation over the service period. For each of the years ended June 30, 2023 and 2022, $662,464 has been amortized in the consolidated statements of operations, and $11,034 is presented as part of the current portion of deferred compensation on the consolidated balance sheets at June 30, 2023.

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. Related to these issuances, the Company has recorded deferred compensation of $300,00 which will be expensed as consulting expense in the consolidated statements of operation over the eighteen months. For the year ended June 30, 2023, $258,000 has been amortized in the consolidated statements of operations and $42,000 is presented as part of the current portion of deferred compensation on the consolidated balance sheet at June 30, 2023.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2021
Granted	691,232	$1.90
Vested	(346,806)	$1.90
Forfeited	-	-
Outstanding at June 30, 2022	344,426	$1.90
Granted	150,000	$2.00
Vested	(419,133)	$1.92
Forfeited	-	-
Outstanding at June 30, 2023	75,293	$1.97

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

In February 2022, the company granted 16,750 in options to one director and 15,500 to another director at a price of $2.00 per share, for committee service. These options are subject to quarterly vesting over four quarters and expire in 10 years. On February 1, 2022, the Company entered into a consulting advisory agreement which grants 2,500 options with every patent filing. On February 4, 2022, the advisor was granted 2,500 options with an exercise price of $2.00 and an expiration date of ten years.

In April 2022, the Company issued 513,000 options to purchase common stock to employees. The options have an exercise price of $2.00 and expire in 10 years with 25% vesting after one year and the remainder scheduled to vest each quarter for three years, subject to the continued status as an employee to the Company through each vesting date.

In December 2022, the Company issued 161,000 options to purchase common stock to employees. The options have an exercise price of $2.00 or $2.10 and expire in 10 years with various vesting schedules from six months to 48 months, subject to the continued status as an employee to the Company through each vesting date.

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

During the three months ended June 30, 2023, the Company issued 163,000 options to purchase common stock to employees. The options expire in 10 years and have an exercise price of $2.60 with immediate vesting or $3.00  with a vesting schedule of 48 months. Stock options granted to employees are subject to the continued status as an employee to the Company through each vesting date.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued for the years ended June 30, 2023 and 2022:

	Year Ended June 30,
	2023	2022
Weighted-average fair value	$2.45	$1.48
Expected volatility	100% - 134%	100%
Expected term	5.0 years - 7.0 years	5.0 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.26% - 4.24%	1.15% - 2.41%

For the years ended June 30, 2023 and 2022, stock-based compensation expenses for options granted were $448,444 and $204,011, respectively. Unrecognized stock-based compensation expense was $1,342,964 and average expected recognition period was 1.6 years as of June 30, 2023.

The following is a schedule summarizing stock option activities for the periods presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2022	817,750	$2.00	$-
Granted	471,250	$2.68
Exercised	-	-
Expired/cancelled	(255,000)	$2.00
Outstanding at June 30, 2023	1,034,000	$2.31	$639,775
Exercisable at June 30, 2023	360,060	$2.05	$309,248

(1)	Represents the excess of the fair value on the last day of period (which was $2.90 as of June 30, 2023) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2021	-	$-	$-
Granted	817,750	$2.00
Exercised	-	-
Expired/cancelled	-	-
Outstanding at June 30, 2022	817,750	$2.00	$-
Exercisable at June 30, 2022	83,250	$2.00	$-

Note 5 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Goleta, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The value of the asset will be amortized on a straight-line basis over the 60-month period and amortization began at the start of the lease. Additionally, the lease agreement waived the first three months of rent with payments commencing July 2021. At the commencement of the lease, the net present value of the lease payments was $767,553. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. The lease payments for these additional periods are not included in the lease liability amount presented on the balance sheet.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2023:

Fiscal 2024	$165,096
Fiscal 2025	169,224
Fiscal 2026	129,282
Total	463,602
Less imputed interest	(4,940)
Total operating lease liability	485,662
Less: current portion	162,210
Lease liability, long term	$296,452

The lease term and the discount rate for the lease at June 30, 2023 is 2.8 years and 0.75%, respectively. The total lease payments were $129,437 and $157,141 for the years ended June 30, 2023 and 2022, respectively. The variable costs for common area operating expenses and electricity were $264,280, and $240,421 for the years ended June 30, 2023 and 2022, respectively.

Beginning April 1, 2021, the Company began subleasing a portion of their facility. The sub-lease provided for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. Of rental income, including reimbursement of common area operating and utility costs, the Company recognized $128,921 and $279,727 for the years ended June 30, 2023 and 2022, respectively. The sub-lease ended in March 2023.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of June 30, 2023:

Number of Shares	Exercise Price	Expiration Date
360,000	$2.00	June 28, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
445,653

Note 7 – 401(k) Plan

The Company has a 401(k) savings plan (the 401(k) plan). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate pursuant to the terms of the 401(k) plan. The Company made contributions of $50,034 and $15,484 for the years ended June 30, 2023 and 2022, respectively.

Note 8 – Subsequent Events

On September 10, 2023, the Company exercised its option to purchase 649,750 unvested restricted shares of Lee McCarthy for a total consideration of $4,001, the initial purchase price of these shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2023, concluded that our disclosure controls and procedures were ineffective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2023, our internal control over financial reporting was ineffective due to an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Attestation report of the registered public accounting firm. This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only the management’s report in this report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As per our amended and restated bylaws, our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal.

The Class I directors consist of Mr. DenBaars and Mr. Paglia, whose term expired at our first annual meeting of stockholders following the Merger and both of whom were re-appointed at such meeting.

The Class II director is Ms. Mehta and her term will expire at our second annual meeting of stockholders following the Merger.

The Class III director is Mr. Klamkin and his term will expire at our third annual meeting of stockholders following the Merger.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. See the section of this Report captioned “Description of Securities-Anti-Takeover Provisions” for a discussion of these and other anti-takeover provisions found in our amended and restated certificate of incorporation and amended and restated bylaws, which will become effective immediately the closing of the Merger.

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

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Positions	Directors Class, if applicable	Expiration of Director Term
Executive Officers
Jonathan Klamkin	43	Chief Executive Officer & Chief Financial Officer & President & Chairman	Class III	2024
Non-Employee Directors
Steven P. DenBaars*	61	Director	Class I	2025
Palvi Mehta	56	Director	Class II	2023
John Paglia*	55	Director	Class I	2025

*	Re-elected at the 2022 annual shareholder meeting.

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

Steven P. DenBaars serves as one of our directors. Steven has been on Biond Photonics’ (now Aeluma’s) Board of Directors since June 5, 2021. He is a Professor of Materials and Electrical and Computer Engineering at the University of California Santa Barbara (1991-pres). Prof. DenBaars has been very active in entrepreneurship, having helped co-found several start-up companies in the field of photonics and electronics. In 1996, he Co-founded Nitres Inc., which was acquired by Cree Inc. in May 2000. In 2013, he Co-Founded SLD Laser, and helped build the company to over 150 employees before being acquired by Kyocera Corporation in 2021. In 2014, he assisted Dr. Jeffry Shealy in the founding of Akoustis Technologies Inc. (AKTS) for commercialization of RF Filters, and he is currently on the Board of Directors. In 2022 he joined the Board of Directors of SmartKem Ltd., a high-performance organic semiconductor company. He received the IEEE Fellow award in 2005, member of the National Academy of Engineers in 2012, and National Academy of Inventors in 2014. He has authored or co-authored over 980 technical publications, 360 conference presentations, and over 185 patents. Mr. DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering, respectively from the University of Southern California. We believe Mr. DenBaars qualifies as our director because of his entrepreneurial and start-up experience, as well as his engineering knowledge.

Palvi Mehta serves as one of our directors. Ms. Mehta is an operating partner and CFO for Pioneer Square Labs (PSL), a start-up studio and venture fund with $200M in assets under management. She provides financial and operational oversight, supports the investment process, and assists portfolio companies with financial, operating and scaling strategies. Palvi joined PSL after two decades in senior financial roles in the wireless, manufacturing, networking, and security industry. Prior to PSL, she was the CFO of three venture-backed startups. She was most recently the CFO at ExtraHop Networks. A veteran of the tech startup community, Ms. Mehta has also been the CFO of NewPath Networks, and RadioFrame Networks. During her career, she has raised hundreds of millions of dollars across both the equity and debt markets and has successfully completed multiple exits. She began her career as a CPA and an auditor at Ernst & Young. Palvi received the 2018 Executive Excellence Award from Seattle Business Magazine. In addition, she was selected by the Puget Sound Business Journal as the 2016 CFO of the Year for mid-size companies. Ms. Mehta graduated Summa Cum Laude from the University of California, Berkeley with a B.S. in business, with an emphasis in finance and accounting. Palvi is a strong supporter of women in tech and is passionate about providing the opportunity for CS education to women and underrepresented minorities. She is a board member of Code.org. We believe she qualifies as one of our directors because of her leadership and entrepreneurial experience and knowledge.

John Paglia serves as one of our directors and chairs our audit committee. Dr. Paglia is also an independent board director and audit committee chair for Simulations Plus, Inc. (NASDAQ: SLP), an advisor to a number of venture capital funds and startup companies; and sits on Pepperdine’s Most Fundable Companies Council. At Pepperdine University’s Graziadio Business School, he is a tenured Professor of Finance where his specialty areas are venture capital, private equity, corporate finance, business valuations, and mergers and acquisitions. In addition, he held a number of leadership positions at Pepperdine University since joining the faculty in 2000, most recently as Senior Associate Dean where he had oversight for all of the business school faculty and key strategic projects, and, prior to that, as executive director of Graziadio Business School’s entrepreneurship institute. Dr. Paglia holds a Ph.D. in Finance, an MBA, a B.S. in Finance, and is a Certified Public Accountant, Chartered Financial Analyst, and is NACD Directorship Certified™. Dr. Paglia is a recipient of several prestigious honors for his work on the financing and capital markets. We believe his knowledge of technical accounting issues and business experience qualify him as an expert in financial matters and as a qualified candidate for the Board.

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

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described by such activity;

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

Director Independence and Board Committees

We are not currently required under the Securities and Exchange Act to maintain any committees of our Board. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” or maintain any committees of our Board and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors” or have any committees. However, as of the date hereof, we currently have two independent directors on our board and are operating with three board committees.

Our board of directors shall determine which directors qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

Our Board of Directors has determined that Ms. Mehta and Mr. Paglia shall be considered independent directors in accordance with the definition of independence applied by the NASDAQ Stock Market.

Although it is not required, we established three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and governance committee. We will add independent directors, as needed, to each committee at the necessary time as per the applicable exchange’s rules.

Audit committee. Under the national exchange listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. At this time, Ms. Mehta and Mr. Paglia are the only directors who meet the independent director standard under national exchange listing standards and under Rule 10-A-3(b)(1) of the Exchange Act; Mr. DenBaars also serves on the Audit committee, although he is not considered “independent”. Mr. Paglia was selected to serve as chairman of our audit committee. Each member of the audit committee is financially literate and our Board has determined that Ms. Mehta qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	seek any information it requires from employees-all of whom are directed to cooperate with the audit committee’s requests-or external parties;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

Compensation Committee. The compensation committee consists of Ms. Mehta (Chair), Mr. Paglia and Mr. DenBaars. Under the national exchange listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Ms. Mehta and Mr. Paglia meet the independent director standard under national exchange listing standards applicable to members of the compensation committee.

We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers and key employees;

●	assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

The charter will permit the committee to retain or receive advice from a compensation consultant and will outline certain requirements to ensure the consultants, independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating and Governance Committee. The nominating and governance committee consists of Mr. DenBaars (Chair), Ms. Mehta and Mr. Paglia. We adopted a nominating and governance committee charter, which details the purpose and responsibilities of the nominating and governance committee, including:

●	assist the Board by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of stockholders;

●	lead the Board in its annual review of its performance;

●	recommend to the board director nominees for each committee of the Board; and

●	develop and recommend to the Board corporate governance guidelines applicable to us.

Meetings of the Board of Directors

During the year ended June 30, 2023, Board meetings were held on September 22, 2022, December 1. 2022, February 9, 2023 and May 11, 2023.The Board also transacted business by unanimous written consent throughout the year.

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

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Ethics, a copay of which is attached herein as Exhibit 14.1, that applies to all of directors and employees, pursuant to rules described in Regulation S-K. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. This Code constitutes a “code of ethics” as defined by the rules of the SEC. You can review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. Copies of the code can be also obtained from our website, www.aeluma.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

Shareholder Board Nominations

Pursuant to our amended and restated bylaws adopted on June 22, 2021, nominations of persons for election to the board of directors of the Company shall be made at an annual meeting of shareholders only (A) by or at the direction of the board of directors or (B) by a shareholder of the Company who (1) was a shareholder of record at the time of the giving of the notice required by the bylaws, on the record date for the determination of shareholders entitled to notice of the annual meeting and on the record date for the determination of shareholders entitled to vote at the annual meeting and (2) has complied with the notice procedures set forth in the bylaws. In addition to any other applicable requirements, for a nomination to be made by a shareholder, the shareholder must have given timely notice thereof in proper written form to the secretary of the Company. Such notice must include the information required by Section 2.4(ii) of the amended and restated bylaws and, a nomination to be made by a stockholder must be received by the secretary of the Company at the principal executive offices of the Company not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which the Company first mailed its proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then, for notice by the shareholder to be timely, it must be so received by the secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the tenth day following the day on which Public Announcement (as defined in the bylaws) of the date of such annual meeting is first made. The amended and restated bylaws also set forth procedures for which shareholders can nominate directors at a special shareholder meeting. In addition to the foregoing provisions, a shareholder must also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth, including, with respect to business such shareholder intends to bring before the annual meeting that involves a proposal that such shareholder requests to be included in the Company’s proxy statement, the requirements of Rule 14a-8 (or any successor provision) under the Exchange Act. Nothing in the bylaws shall be deemed to affect any right of the Company to omit a proposal from the Company’s proxy statement pursuant to Rule 14a-8 (or any successor provision) under the Exchange Act.

Item 11. Executive Compensation.

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2023 and 2022 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Operations Officer (COO):

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Klamkin	2023	(1)	$215,000	-	-	$259,660	(2)	-	-	-	474,600
CEO, CFO and Director	2022	(1)	$230,000	-	-	-		-	-	-	230,000
Lee McCarthy,	2023	(4)	$77,292	-	-	-		-	-	-	77,292
Interim CFO, COO, Director(3)	2022		$200,000	-	-	-		-	-	-	200,000

(1)	The Board of Directors approved an annual base compensation of $230,000 for Mr. Klamkin effective July 1, 2021. On October 14, 2022, the Board of Directors approved the adjustment of Mr. Klamkin’s compensation to $10,000.00 per month for the period from October 1, 2022 to December 31, 2022, and then back to $19,166.67 per month ($230,000 per year) as of January 1, 2023. On November 30, 2022, the Board of Directors approved an increase in Mr. Klamkin’s annual salary to $255,000 and also approved issuing him 100,000 options with a 4-year vesting schedule, with an exercise price of $2.10 per share, subject to continued service as of each such vesting date

(2)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the year ended June 30, 2023. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718.

(3)	Mr. McCarthy served as interim Chief Financial Officer and Chief Operating Officer from the Merger until November 2022; he also served as a director from the Merger until November 2021.

(4)	Mr. McCarthy received five (5) months of his annual salary in the fiscal year ending June 30, 2023.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding certain outstanding shares held by each of our named executive officers as of June 30, 2023. These shares were converted into shares of our common stock in connection with the Merger, and the table below reflects all outstanding shares as of June 30, 2023 as if they had been granted by us. None of our named executive officers held any outstanding options, restricted stock unit or other equity awards as of that date.

Outstanding Equity Awards at June 30, 2023

Stock Options								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexcersisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Share or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Usernamed Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Markey or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Jonathan Klamkin	12,500	(1)	87,500	(1)	-	2.10	11/30/2032	433,045	$1,255,831	(2)	-	-
Lee McCarthy	-		-		-	-	-	-	-		-	-

(1)	On November 30, 2022, we granted to Mr. Klamkin a stock option to purchase 100,000 shares of our common stock. The shares will vest in equal quarterly installments over the following four years, subject to continued service as of each such vesting date

(2)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. Klamkin and the Company on October 27, 2020. Mr. Klamkin purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. Klamkin is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2023, 1,190,875 shares have vested. The market value of the unvested shares was based on $2.90 per share, which was the closing price of our common stock on June 30, 2023.

Compensation Paid to Directors

The following table provides a summary of compensation paid to directors, who are not also executive officers, during the fiscal year ended June 30, 2023. The only director who is also an executive director is Mr. Klamkin, whose compensation is included in the Summary Compensation table above.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Steven P. DenBaars	-	-	-	-	-
Palvi Mehta	-	-	35,890	-	35,890
John Paglia	-	-	38,785	-	38,785

(1)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the year ended June 30, 2023. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718.

(2)	On February 10, 2023, we granted Ms. Mehta and Mr. Paglia stock options to purchase 15,500 and 16,750 shares, respectively, of our common stock at a price of $3.00. The shares will vest in equal quarterly installments over one year, subject to continued service as of each such vesting date.

(3)	Pursuant to Ms. Mehta and Mr. Paglia’s appointment as directors, we entered into an independent director agreement with each of them, pursuant to which we issued each of them 125,000 stock options at a price of $2.00 per share and provided each with standard indemnification. The terms of the option grants are the same for Ms. Mehta and Mr. Paglia: 50,000 of the stock options shall vest in equal quarterly increments during the first year of directorship; an additional 37,500 shall vest in equal quarterly increments over the second and third year of the directorship, if re-elected; if the director is not re-elected, any unvested options are cancelled. For each year of committee service, Ms. Mehta will receive an additional 15,500 options with vesting in equal quarterly increments, and Mr. Paglia will receive an additional 16,750 options with vesting in equal quarterly increments. Both agreements became effective as of December 1, 2021, and committee service commenced on February 10, 2022. As of June 30, 2023, 89,417 options have vested for Ms. Mehta, and 101,083 options have vested for Mr. Paglia, pursuant to their independent director agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 20, 2023, by:

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

The percentage of shares beneficially owned is computed on the basis of 12,167,930 shares of common stock outstanding as of September 20, 2023. Shares of common stock that a person has the right to acquire within 60 days of September 20, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Aeluma, 27 Castilian Drive, Goleta, California 93117.

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Jonathan Klamkin, CEO, CFO and Director	1,645,745	(1)	13.53%
Steven P. DenBaars, Director	410,088		3.37%
Palvi Mehta, Director	105,250	(2)	*
John Paglia, Director	129,937	(3)	1.07%
All directors and executive officers as a group (5 persons)	2,291,020		18.73%

5% Stockholders
Mark Tompkins (4)	2,715,833		22.32%
Lee McCarthy	977,425	(5)	8.03%

*	Less than 1%.

(1)	Represents 1,626,995 shares held by Mr. Klamkin, 18,750 shares that vested pursuant to his stock options agreement through the date hereof.

(2)	Represents 101,375 shares that vested pursuant to Ms. Mehta’s stock options and director agreement through the date hereof, and 3,875 shares that shall vest within the next 60 days pursuant to the terms of her stock options per director agreement.

(3)	Represents 12,500 shares held by Mr. Paglia, 113,250 shares that vested pursuant to his stock options and director agreement through the date hereof, and 4,187 shares that shall vest within the next 60 days pursuant to the terms of her stock options per director agreement.

(4)	Includes 2,275,000 shares Mr. Tompkins retains from his ownership before the Merger and 357,500 shares he purchased in the Offering for $715,000. Mr. Tompkins served as our director since inception; he resigned on the effective date of the Merger.

(5)	Assumes a buyback of 649,570 unvested shares following Mr. McCarthy’s resignation for an aggregate purchase price of $4,001.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of the end of the period ending June 30, 2023, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,034,000	$2.31	1,044,350	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,034,000	$2.31	1,044,350

(1)	The number of shares reserved for issuance under our 2021 Plan (as defined below) was initially 980,000; such amount will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2022 and 2023, the number of shares reserved for issuance was increased by 532,500 shares and 565,850 shares, respectively. As of June 30, 2023, the number of shares available for future issuance under our 2021 Plan was 1,044,350.

Our 2021 Equity Incentive Plan

Pursuant to the Merger Agreement and upon the closing of the Merger, we adopted our 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. We initially reserved 980,000 shares of our common stock for issuance pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2022 and 2023, the number of shares reserved for issuance was increased by 532,500 shares and 565,850 shares, respectively. As of June 30, 2023, the number of shares available for future issuance under our 2021 Plan was 1,044,350.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2021, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

The Company is party to that certain Advisory Agreement with Mr. DenBaars, one of our directors, dated as of December 31, 2020, pursuant to which Mr. DenBaars shall serve as an advisor to the Company. Under the agreement, as partial compensation for his advisory services, the Company granted Mr. DenBaars the right to purchase 32,805 shares of common stock (represents 25,252 shares of Biond common stock prior to the Merger) at a price $0.008 per share; the shares have a four-year vesting schedule and Mr. DenBaars purchased such shares on February 4, 2021, prior to being appointed as one of our directors. The Advisory Agreement with Mr. DenBaars was amended on June 10, 2021 to reflect additional advisory services. Under this agreement, as partial compensation for his advisory service, the Company granted Mr. DenBaars the right to purchase an additional 213,198 shares of the Company’s common stock (represents 164,108 shares of Biond common stock prior to the Merger) at a price of $0.015 per share; the shares have a two-year vesting schedule. Pursuant to the terms of his advisory agreements, 233,702 of the shares have vested as of the date of this Report.

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

Indemnification Agreements

We maintain indemnification agreements with each of our current executive officers. The indemnification agreements and our restated bylaws will require us to indemnify our directors to the fullest extent not prohibited by Delaware General Corporation Law. Subject to very limited exceptions, our restated bylaws will also require us to advance expenses incurred by our directors and officers.

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

Other than Mr. Tompkins, there are no promoters being used in relation to this offering. No person who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company. No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the years ended June 30, 2023 and 2022.

	Year Ended June 30,
	2023	2022
Audit fees	$64,500	$71,000
Audit-related fees	13,500	10,650
Tax fees	7,250	17,000
All other fees	-	-
Total	$85,250	$98,650

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)

10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.13	Director Agreement by and between the Company and Palvi Mehta (incorporated by reference to the Current Report on Form 8-K filed on November 18, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
14.1	Code of Ethics
16.1	Reserved.
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
99.1	Audit Committee Charter
99.2	Nominating Committee Charter
99.3	Compensation Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AELUMA, INC.

Date: September 22, 2023	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	Chairman, Chief Executive Officer & Principal Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on September 22, 2023.

Signature	Title

/s/ Jonathan Klamkin	Chairman, Chief Executive Officer, Principal Financial Officer and President
Jonathan Klamkin	(Principal Executive Officer & Principal Financial Officer)

/s/ Steven DenBaars	Director
Steven DenBaars

/s/ Palvi Mehta	Director
Palvi Mehta

/s/ John Paglia	Director
John Paglia