Form 10-Q
period 2023-09-30
Aeluma, Inc.
filed 2023-11-09
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 12,167,930 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2023 (unaudited)	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$3,757,227	$5,071,690
Accounts receivable	10,900	189,239
Deferred compensation, current portion	27,925	53,034
Prepaids and other current assets	224,015	19,943
Total current assets	4,020,067	5,333,906
Property and equipment:
Equipment	1,216,253	1,209,656
Leasehold improvements	547,367	546,864
Accumulated depreciation	(369,479)	(300,445)
Property and equipment, net	1,394,141	1,456,075
Intangible assets	9,083	9,833
Right of use asset - facility	1,052,318	351,013
Deferred compensation, long term portion	13,152	-
Other assets	13,014	13,014
Total assets	$6,501,775	$7,163,841

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$319,886	$461,797
Accrued expenses and other current liabilities	156,942	133,092
Lease liability, current portion	121,893	162,210
Total current liabilities	598,721	757,099
Lease liability, long term portion	1,038,497	296,452
Total liabilities	1,637,218	1,053,551
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and none issued and outstanding at September 30, 2023 and June 30, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2023 and June 30, 2023, and 12,167,930 and 12,817,500 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	1,217	1,282
Additional paid-in capital	15,407,715	15,171,074
Accumulated deficit	(10,544,375)	(9,062,066)
Total stockholders’ equity	4,864,557	6,110,290
Total liabilities and stockholders’ equity	$6,501,775	$7,163,841

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,
	2023	2022
Revenue	$32,400	$-
Operating expenses:
Cost of revenue	15,139	-
Research and development	834,869	836,476
General and administrative	665,103	730,211
Total expenses	1,515,111	1,566,687
Loss from operations	(1,482,711)	(1,566,687)
Other income:
Sub-lease income and other income	-	36,351
Interest income	402	295
Total other income	402	36,646
Loss before income tax expense	(1,482,309)	(1,530,041)
Income tax expense	-	-
Net loss	$(1,482,309)	$(1,530,041)

Loss per share -basic and diluted	$(0.12)	$(0.14)
Weighted average common shares outstanding - basic and diluted	12,669,229	10,650,002

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance at July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of commons stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock-based compensation	-	-	240,577	-	240,577
Net loss				(1,482,309)	(1,482,309)
Balance at September 30, 2023	12,167,930	$1,217	$15,407,715	$(10,544,375)	$4,864,557

Three Months Ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance at July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Stock-based compensation	-	-	70,090	-	70,090
Net loss	-	-	-	(1,530,041)	(1,530,041)
Balance at September 30, 2022	10,650,002	$1,066	$8,851,451	$(5,212,525)	$3,639,992

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(1,482,309)	$(1,530,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	11,957	274,977
Stock-based compensation expense	240,577	70,090
Depreciation and amortization expense	69,784	39,508
Change in accounts receivable	178,339	-
Change in prepaids and other current assets	(204,072)	(585,570)
Change in accounts payable	(141,911)	65,841
Change in accrued expenses and other current liabilities	24,273	348,456
Net cash used in operating activities	(1,303,362)	(1,316,739)
Investing activities:
Purchase of equipment	(6,597)	(4,826)
Payment for leasehold improvements	(503)	(47,834)
Net cash used in investing activities	(7,100)	(52,660)
Financing activities:
Repurchase of common stock	(4,001)	-
Net cash used in financing activities	(4,001)	-
Net change in cash	(1,314,463)	(1,369,399)
Cash, beginning of period	5,071,690	3,740,722
Cash, end of period	$3,757,227	$2,371,323

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

Going Concern

The Company incurred a net loss of $1,482,309 and $1,530,041 for the three months ended September 30, 2023 and 2022, respectively, and has accumulated deficit of $10,544,375 at September 30, 2023. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the less of the remaining lease term or the estimated useful lie of the improvements. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

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

●	Product sales: Revenue is currently generated from multiple customers for small-volume orders

●	Government contracts: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement and fixed firm price terms.

The company recognized its revenue of $32,400 from product sales for sampling purchases for the three months ended September 30, 2023.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of September 30, 2023.

On December 12, 2022, the Company sold an aggregate of 517,000 shares of common stock in a private placement offering (the “Offering”) at a price of $3.00 per share, with gross proceeds of $1,551,000 (before deducting placement agent fees and expenses of $124,385). On January 10, 2023, the Company held a second closing for an additional 214,667 shares of common stock, with gross proceeds of $644,000 (before deducting placement agent fees and expenses of $28,640). On March 31, 2023, the Company held a third closing for an additional 715,665 shares of common stock, with gross proceeds of $2,147,000 (before deducting placement agent fees and expenses of $117,830). On May 10, 2023, the Company held a fourth and final close for additional 570,166 shares of its common, with gross proceeds of $1,710,500 (before deducting placement agent fees and expenses of $140,160). Accordingly, the Company sold a total of 2,017,498 shares of common stock with a total gross proceeds of $6,052,500 (before deducting total placement agent fees and expenses of $411,015) in this private placement.

The Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At September 30 2023, Jonathan Klamkin had 1,272,071 vested shares and 351,849 unvested shares, and Lee McCarthy had 974,350 vested shares. On November 17, 2022, Lee McCarthy left the Company and, on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4,001, the initial purchase price of these shares.

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

Note 4 – Stock-Based Compensation

Restricted Stock Awards

In June 2021, the Company sold 723,008 shares of common stock to certain individuals in exchange for future management advisory services, for discounted prices price ranging from $.0104 to $.0195 per share. The shares are subject to restrictions that allow for repurchase of the shares by the Company due to a termination of the service agreement or other certain provisions. This repurchase right declines on a pro-rata basis over vesting periods (corresponding to the service period) ranging from 2-4 years. Related to these issuances, the Company has recorded deferred compensation of $1,372,435 for the value of the shares in excess of the purchase price paid by the advisors. The deferred compensation was expensed as consulting expense in the consolidated statements of operation over the service period.

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. Related to these issuances, the Company has recorded deferred compensation of $300,000 which was expensed as consulting expense in the consolidated statements of operation over the eighteen months.

For the three months ended September 30, 2023 and 2022, $11,957 and $274,977, respectively, have been amortized in the consolidated statements of operations. At September 30, 2023, $41,077 of deferred compensation included in the balance sheets is expected to be expensed in next two years.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2023	75,293	$1.97
Granted	-	-
Vested	(53,674)	$1.99
Forfeited	-	-
Outstanding at September 30, 2023	21,619	$1.90

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2022	344,426	$1.90
Granted	-	-
Vested	(86,702)	$1.90
Forfeited	-	-
Outstanding at September 30, 2022	257,724	$1.90

Stock Options

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

During the three months ended September 30, 2023, the Company issued 5,000 options to purchase common stock to a consultant. The options expire in 10 years and have an exercise price of $3.00 or $3.90 with immediate vesting. During the three months ended September 30, 2023 the Company issued 1,500 options to purchase common stock to an employee. The options, subject to the continued status as an employee to the Company through each vesting date, expire in 10 years and have an exercise price of $2.90 with a vesting schedule of 48 months.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for directors issued for the period presented:

Three Months Ended September 30, 2023
Weighted-average fair value	$2.71
Expected volatility	104.9% -106.4%
Expected term	5.0 years – 6.2 years
Dividend yield	0.00%
Risk-free interest rate	3.94% -4.62%

For the three months ended September 30, 2023 and 2022, stock-based compensation expenses for options granted were $240,577 and $70,090, respectively. Unrecognized stock-based compensation expense was $1,126,882 and average expected recognition period was 1.5 years as of September 30, 2023.

The following is a schedule summarizing stock option activities for the periods presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	6,500	$3.32
Exercised	-	-
Expired/cancelled	(45,000)	$2.00
Outstanding at September 30, 2023	995,500	$2.33	$965,500
Exercisable at September 30, 2023	441,059	$2.18	$461,229

(1)	Represents the excess of the fair value on the last day of period (which was $3.30 as of September 30, 2023) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2022	817,500	$2.00	$-
Granted	-	-
Exercised	-	-
Expired/cancelled	(120,000)	2.00
Outstanding at September 30, 2022	697,750	$2.00	$-
Exercisable at September 30, 2022	122,146	$2.00	$-

Note 5 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The lease agreement waived the first three months of rent with payments commencing July 1, 2021. At the commencement of the lease, the net present value of the lease payments was $767,553. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. On July 1, 2023, one of the two options to extend was considered reasonably certain of exercise and the Company remeasured the ROU asset and lease liability. The Company recorded the net present value of $1,189,606 for both the ROU asset and lease liability on July 1, 2023.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2023:

For the year ended September 30,
2024	$124,076
2025	169,224
2026	173,454
2027	177,791
2028	182,235
Thereafter	524,526
Total	1,351,306
Less imputed interest	(190,916)
Total lease liability	1,160,390
Less: lease liability, current portion	121,893
Lease liability, long term portion	$1,038,497

The lease term and the discount rate for the lease at September 30, 2023 is 7.5 years and 4.00%, respectively. The total lease payments were $44,914 and $40,359 for the three months ended September 30, 2023 and 2022, respectively. The variable costs for common area operating expenses and electricity were $93,046, and $103,795 for the three months ended September 30, 2023 and 2022, respectively.

In April 1, 2021, the Company subleased a portion of their facility. The sub-lease provided for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. The Company recognized $31,351 sub-lease income, including reimbursement of common area operating and utility costs, for the three months ended September 30, 2022. The sub-lease ended in March 2023.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of September 30, 2023:

Number of Shares	Exercise Price	Expiration Date
360,000	$2.00	June 28, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
445,653

Note 7 – Subsequent Events

On October 12, 2023, the Company was awarded a government funding from U.S. Navy for providing services and delivering materials in silicon photonics integration. The award is a firm fixed price contract that shall be paid upon completion of performance for planned deliveries until October 21, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, references to “Aeluma,” the “Company,” “we,” “our,” “us,” or similar terms refer to Aeluma, Inc. and Subsidiary.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the disclosure under the heading “Risk Factors” in other filings we make with the SEC for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not place undue reliance on forward-looking statements as predictive of future results.

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

Pursuant to the Offering, we paid a cash placement agent fee of $389,200 and issued placement agent warrants to purchase up to 85,653 shares of common stock at an exercise price of $3.00 per share. We also agreed to pay certain expenses of the placement agent in connection with the Offering.

In connection with the Subscription Agreement, we also entered into a Registration Rights Agreement with the Investors, pursuant to which we agreed to register all of the shares of common stock issued in the Offering, including the shares of common stock underlying the warrant issued to the placement agent in this registration statement.

The closings of the Offering were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The common stock in the Offering was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Departure and Appointment of Directors and Officers

Lee McCarthy resigned from his position as interim Chief Financial Officer on August 18, 2021 and from his directorship on December 1, 2021. To fill Mr. McCarthy’s vacancy on the board, we appointed Ms. Palvi Mehta. Ms. Mehta is a Class II director. On December 1, 2021, we also appointed Mr. John Paglia to the board of directors; Mr. Paglia is a Class I director.

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

Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, costs associated with design, fabrication, packaging and testing of our devices, and facility lease and utility expenses. We expense research and development expenses as incurred.

General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. In addition, general and administrative expenses include third-party consulting, legal, insurance, audit and accounting services.

Other Income

Other income, net of other expenses, consists primarily of income generated from subleasing a portion of our research and development facility and interest income.

Income Tax Expense

Income tax expense consists primarily of income taxes in certain state jurisdictions in which we conduct business.

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Our results of operations for the three-month period ended September 30, 2023, as compared to the three-month period ended September 30, 2022, were as follows:

	Three Months Ended September 30,		Change
	2023	2022	’23 vs. ’22
Revenue	$32,400	$-	$32,400
Operating expenses	(1,515,111)	(1,566,687)	51,576
Other income	402	36,646	(36,244)
Loss before income tax expense	(1,482,309)	(1,530,041)	47,732
Income tax expense	-	-	-
Net loss	$(1,482,309)	$(1,530,041)	$47,732

Revenue: We recognized our revenue of $32,400 from product sales for sampling purchases for the three months ended September 30, 2023.

Operating expenses: Operating expense decreased $51,576 to $1,515,111 for the three months ended September 30, 2023 from $1,566,687 for the same period in 2022, due primarily to a reduction in insurance expense offset by increased research and development activities and stock-based compensation expenses.

Other income: Other income decreased $36,244 to $402 for the three months ended September 30, 2023 from $36,646 for the same period in 2022. The decrease was due primarily to a $31,351 decrease in sub-lease income as the sublease ended in March 2023.

Income tax expense: We did not record income tax expense for either of the three months ended September 30, 2023 and 2022.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company's results of operations or financial condition for the three months ended September 30, 2023.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,482,309 and $1,530,041 for the three months ended September 30, 2023 and 2022, respectively, and losses are expected to continue in the near term. The accumulated deficit was $10,544,375 at September 30, 2023. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2023, we had $3,757,227 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had working capital of $3,421,346 and $4,576,807 at September 30, 2023 and 2022, respectively. Current assets decreased $1,313,839 to $4,020,067 at September 30, 2023 from $5,333,906 at June 30, 2023, primarily due to a $1,314,463 decrease in cash. Current liabilities decreased $158,378 to $598,721 at September 30, 2023 from $757,099 at June 30, 2022, due primarily to decreases in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	’23 vs. ’22
Net cash (used in) provided by:
Operating activities	$(1,303,362)	$(1,316,739)	$13,377
Investing activities	(7,100)	(52,660)	45,560
Financing activities	(4,001)	-	(4,001)
(Decrease) increase in cash	$(1,314,463)	$(1,369,399)	$54,936

Net cash used in our operating activities were $1,303,362 and $1,316,739 for the three months ended September 30, 2023 and 2022, respectively, due primarily to net losses of $1,482,309 and $1,530,041, respectively.

Net cash used in our investing activities was $7,100 and $52,660 for the three months ended September 30, 2023 and 2022, respectively. Investing activities include purchase of equipment and payment for leasehold improvements.

Net cash used in our financing activities was $4,001 for the three months ended September 30, 2023, compared to none for the same period of 2022. We paid $4,001 to purchase Lee McCarthy’s unvested restricted shares.

Critical Accounting Policies

A summary of our other critical accounting policies is included in our Annual Report on Form 10-K for the year ended June 30, 2023. During the three months ended September 30, 2023, there were no significant changes in our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2023, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. Aa result we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, we are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations; however, we may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended September 30, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q. or our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)

10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.8	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. McCarthy (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.13	Director Agreement by and between the Company and Palvi Mehta (incorporated by reference to the Current Report on Form 8-K filed on November 18, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
16.1	Reserved.
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: November 9, 2023	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)