Form 10-Q
period 2023-12-31
Aeluma, Inc.
filed 2024-02-12
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 9, 2024, there were 12,178,424 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2023 (unaudited)	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,423,054	$5,071,690
Accounts receivable	192,992	189,239
Deferred compensation, current portion	27,925	53,034
Prepaids and other current assets	155,647	19,943
Total current assets	2,799,618	5,333,906
Property and equipment:
Equipment	1,373,946	1,209,656
Leasehold improvements	546,864	546,864
Accumulated depreciation	(430,728)	(300,445)
Property and equipment, net	1,490,082	1,456,075
Intangible assets	8,333	9,833
Right of use asset - facility	1,012,342	351,013
Deferred compensation, long term portion	6,171	-
Other assets	13,014	13,014
Total assets	$5,329,560	$7,163,841

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$162,823	$461,797
Accrued expenses and other current liabilities	163,900	133,092
Lease liability, current portion	124,145	162,210
Total current liabilities	450,868	757,099
Lease liability, long term portion	1,006,736	296,452
Total liabilities	1,457,604	1,053,551
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and none issued and outstanding at December 31, 2023 and June 30, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2023 and June 30, 2023, and 12,167,930 and 12,817,500 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	1,217	1,282
Additional paid-in capital	15,543,634	15,171,074
Accumulated deficit	(11,672,895)	(9,062,066)
Total stockholders’ equity	3,871,956	6,110,290
Total liabilities and stockholders’ equity	$5,329,560	$7,163,841

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$262,992	$-	$295,392	$-
Operating expenses:
Cost of revenue	136,767	-	151,906	-
Research and development	651,099	767,784	1,485,968	1,604,260
General and administrative	603,925	387,110	1,269,028	1,117,321
Total expenses	1,391,791	1,154,894	2,906,902	2,721,581
Loss from operations	(1,128,799)	(1,154,894)	(2,611,510)	(2,721,581)
Other income:
Sub-lease income & other income	-	74,165	-	110,516
Interest income	279	180	681	475
Total other income	279	74,345	681	110,991
Loss before income tax expense	(1,128,520)	(1,080,549)	(2,610,829)	(2,610,590)
Income tax expense	-	-	-	-
Net loss	$(1,128,520)	$(1,080,549)	$(2,610,829)	$(2,610,590)

Loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.21)	$(0.24)
Weighted average common shares outstanding - basic and diluted	12,167,930	10,795,872	12,418,579	10,722,937

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended December 31, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2023	12,167,930	$1,217	$15,407,715	$(10,544,375)	$4,864,557
Stock-based compensation	-	-	135,919	-	135,919
Net loss	-	-	-	(1,128,520)	(1,128,520)
Balance, December 31, 2023	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2022	10,650,002	$1,066	$8,851,451	$(5,212,525)	$3,639,992
Issuance of common stock, net of $124,385 offering costs	517,000	51	1,426,564	-	1,426,615
Issuance of common stock for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	107,361	-	107,361
Net loss	-	-	-	(1,080,549)	(1,080,549)
Balance, December 31, 2022	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419

Six Months Ended December 31, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock-based compensation	-	-	376,496	-	376,496
Net loss	-	-	-	(2,610,829)	(2,610,829)
Balance, December 31, 2023	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Issuance of common stock, net of $124,385 offering costs	517,000	51	1,426,564	-	1,426,615
Issuance of common stock for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	177,451	-	177,451
Net loss	-	-	-	(2,610,590)	(2,610,590)
Balance, December 31, 2022	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2023	2022
Operating activities:
Net loss	$(2,610,829)	$(2,610,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	18,938	491,954
Stock-based compensation expense	376,496	177,451
Depreciation and amortization expense	131,783	93,347
Change in accounts receivable	(3,753)	-
Change in prepaids and other current assets	(135,704)	(191,638)
Change in accounts payable	(298,974)	57,283
Change in accrued expenses and other current liabilities	41,698	(19,002)
Net cash used in operating activities	(2,480,345)	(2,001,195)
Investing activities:
Purchase of equipment	(164,290)	(26,629)
Payment for leasehold improvements	-	(77,197)
Net cash used in investing activities	(164,290)	(103,826)
Financing activities:
Repurchase of common stock	(4,001)	-
Proceeds from Private Placement, net of $124,385 offering costs	-	1,426,615
Net cash (used in) provided by financing activities	(4,001)	1,426,615
Net change in cash	(2,648,636)	(678,406)
Cash, beginning of period	5,071,690	3,740,722
Cash, end of period	$2,423,054	$3,062,316

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

Going Concern

The Company incurred a net loss of $2,610,829 and $2,610,590 for the six months ended December 31, 2023 and 2022, respectively, and has accumulated deficit of $11,672,895 at December 31, 2023. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

The Company was awarded two government contracts of $237,071 and $239,998 for providing services and delivering materials during the second quarter of 2024. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue for next 12 months.

For the three months ended December 31, 2023, the Company recognized its revenue of $262,992 from government contracts. For the six months ended December 31, 2023, the company recognized its revenue of $295,392, of which $32,400 was from product sales for sampling purchases and $262,992 was from government contracts. As of December 31, 2023, the aggregate amount to remaining performance obligations for the government contracts was $435,463, which is expected to be recognized as revenue within next 12 months.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of December 31, 2023.

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

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At December 31, 2023, Jonathan Klamkin had 1,353,267 vested shares and 270,653 unvested shares, and Lee McCarthy had 974,350 vested shares. On November 17, 2022, Lee McCarthy left the Company and, on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4,001, the initial purchase price of these shares.

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

For the three months ended December 31, 2023 and 2022, $6,981 and $216,977, respectively, have been amortized in the consolidated statements of operations, and, for the six months ended December 31, 2023 and 2022, $18,938 and $491,954, respectively, have been amortized in the consolidated statements of operations. At December 31, 2023, $34,096 of deferred compensation included in the balance sheets is expected to be expensed in next two years.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	December 31, 2023
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	21,619	$1.90	75,293	$1.97
Issued	-	-	-	-
Vested	(3,675)	1.90	(57,349)	1.99
Forfeited	-	-	-	-
Ending balance	17,944	$1.90	17,944	$1.90

	December 31, 2022
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	257,724	$1.90	344,426	$1.90
Issued	150,000	2.00	150,000	2.00
Vested	(111,702)	1.90	(198,404)	1.90
Forfeited	-	-	-	-
Ending balance	296,022	$1.95	296,022	$1.95

Stock Options

During the three months ended December 31, 2022, the Company issued 161,000 options to purchase common stock to employees. The options have an exercise price of $2.00 or $2.10 and expire in 10 years with various vesting schedules from six months to 48 months, subject to the continued status as an employee to the Company through each vesting date.

During the three months ended June 30, 2023, the Company issued 163,000 options to purchase common stock to a consultant and employees. The options expire in 10 years and have an exercise price of $2.60 with immediate vesting or $3.00 with a vesting schedule of 48 months. Stock options granted to employees are subject to the continued status as an employee to the Company through each vesting date.

During the three months ended September 30, 2023, the Company issued 6,500 options to purchase common stock to consultants. The options expire in 10 years and have an exercise price that range from $2.90 to $3.90 with immediate vesting.

During the three months ended December 31, 2023, the Company issued 7,000 options to purchase common stock to a consultant. The options expire in 10 years and have an exercise price that range from $2.50 to $3.43 with immediate vesting.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for the period presented:

Six Months Ended December 31, 2023
Weighted-average fair value	$ 2.48
Expected volatility	104.9% – 106.6%
Expected term	5.0 years – 6.2 years
Dividend yield	0.00%
Risk-free interest rate	3.94% – 4.92%

For the three months ended December 31, 2023 and 2022, stock-based compensation expenses for options granted were $135,919 and $107,361, respectively. For the six months ended December 31, 2023 and 2022, stock-based compensation expenses for options granted were $376,496 and $177,451, respectively. Unrecognized stock-based compensation expense was $942,146 and average expected recognition period was 1.5 years as of December 31, 2023.

The following is a schedule summarizing stock option activities for the periods presented:

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2023	995,500	$2.33	$965,500
Granted	7,000	$2.90
Exercised	-	-
Expired/forfeited	(41,375)	$2.09
Outstanding at December 31, 2023	961,125	$2.35	$566,485
Exercisable at December 31, 2023	481,560	$2.20	$350,521

Outstanding at October 1, 2022	697,750	$2.00	$-
Granted	161,000	2.08
Exercised	-	-
Expired/forfeited	-	-
Outstanding at December 31, 2022	858,750	$2.01	$846,250
Exercisable at December 31, 2022	193,875	$2.00	$193,875

(1)	Represents the excess of the fair value on the last day of period (which was $2.90 and $3.00 as of December 31, 2023 and 2022, respectively) over the exercise price, multiplied by the number of options.

Six Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	13,500	$3.11
Exercised	-	-
Expired/forfeited	(86,375)	$2.04
Outstanding at December 31, 2023	961,125	$2.35	$566,485
Exercisable at December 31, 2023	481,560	$2.20	$350,521

Outstanding at July 1, 2022	817,500	$2.00	$-
Granted	161,000	2.08
Exercised	-	-
Expired/forfeited	(120,000)	2.00
Outstanding at December 31, 2022	858,750	$2.01	$846,250
Exercisable at December 31, 2022	193,875	$2.00	$193,875

(1)	Represents the excess of the fair value on the last day of period (which was $2.90 and $3.00 as of December 31, 2023 and 2022, respectively) over the exercise price, multiplied by the number of options.

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2023:

For the year ending June 30,
Remainder of 2024	$83,058
2025	169,224
2026	173,454
2027	177,791
2028	182,235
Thereafter	524,526
Total	1,310,288
Less imputed interest	(179,407)
Total lease liability	1,130,881
Less: lease liability, current portion	124,145
Lease liability, long term portion	$1,006,736

The lease term and the discount rate for the lease at December 31, 2023 is 7.3 years and 4.00%, respectively. The total lease payments were $49,344 and $32,359 for the three months ended December 31, 2023 and 2022, respectively, and $94,258 and $64,719 for the six months ended December 31, 2023 and 2022, respectively. The variable costs for common area operating expenses and electricity were $58,800, and $70,016 for the three months ended December 31, 2023 and 2022, respectively and $151,846 and $173,811 for the six months ended December 31, 2023 and 2022.

In April 1, 2021, the Company subleased a portion of their facility. The sub-lease provided for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. The Company recognized sub-lease income of $74,165 and $110,516, including reimbursement of common area operating and utility costs, for the three and six months ended December 31, 2022. The sub-lease ended in March 2023.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of December 31, 2023:

Number of Shares	Exercise Price	Expiration Date
308,250	$2.00	June 22, 2026
40,250	2.00	June 28, 2026
11,500	2.00	July 1, 2027
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
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

On December 14, 2023, Palvi Mehta’s term on the board of directors expired. Mrs. Mehta’s decision to not run for re-election was not the result of any disagreements with us on any matter related to the operations, policies, or practices of us. The Board nominated Mr. Craig Ensley to fill the vacancy on the Board; on December 14, 2023, the shareholders voted to elect Mr. Ensley to the board.

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

Results of Operations

Six months ended December 31, 2023 compared to the six months ended December 31, 2022

Our results of operations for the six-month period ended December 31, 2023, as compared to the six-month period ended December 31, 2022, were as follows:

	Six Months Ended December 31,		Change
	2023	2022	’23 vs. ’22
Revenue	$295,392	$-	$295,392
Operating expenses	(2,906,902)	(2,721,581)	(185,321)
Other income	681	110,991	(110,310)
Loss before income tax expense	(2,610,829)	(2,610,590)	(239)
Income tax expense	-	-	-
Net loss	$(2,610,829)	$(2,610,590)	$(239)

Revenue: Revenue increased 100% to $295,392, of which $32,400 was from product sales for sampling purchases and $262,992 was from government contracts, for the six months ended December 31, 2023. During the six months ended December 31, 2022, we were pre-revenue and, accordingly recorded no revenues.

Operating expenses: Operating expense increased $185,321 to $2,906,902 for the six months ended December 31, 2023 from $2,721,581 for the same period in 2022, due primarily to increased cost of revenue and stock-based compensation expenses, offset primarily by a reduction in consulting expenses.

Other income: Other income decreased $110,310 to $681 for the six months ended December 31, 2023 from $110,991 for the same period in 2022. The decrease was due primarily to a $105,516 decrease in sub-lease income as the sublease ended in March 2023.

Income tax expense: We did not record income tax expense for either of the six months ended December 31, 2023 and 2022.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company's results of operations or financial condition for the six months ended December 31, 2023.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,610,829 and $2,610,590 for the six months ended December 31, 2023 and 2022, respectively, and losses are expected to continue in the near term. The accumulated deficit was $11,672,895 at December 31, 2023. We have been funding our operations through private loans and the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2023, we had $2,423,054 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had working capital of $2,348,750 and $4,576,807 at December 31, 2023 and June 30, 2023, respectively. Current assets decreased $2,534,288 to $2,799.618 at December 31, 2023 from $5,333,906 at June 30, 2023, primarily due to a $2,648,636 decrease in cash. Current liabilities decreased $306,231 to $450,868 at December 31, 2023 from $757,099 at June 30, 2022, due primarily to decreases in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended December 31,		Change
	2023	2022	’23 vs. ’22
Net cash (used in) provided by:
Operating activities	$(2,480,345)	$(2,001,195)	$(479,150)
Investing activities	(164,290)	(103,826)	(60,464)
Financing activities	(4,001)	1,426,615	(1,430,616)
(Decrease) increase in cash	$(2,648,636)	$(678,406)	$1,970,230

Net cash used in our operating activities were $2,480,345 and $2,001,195 for the six months ended December 31, 2023 and 2022, respectively, due primarily to net losses of $2,610,829 and $2,610,590 for the six months ended December 31, 2023 and 2022, respectively.

Net cash used in our investing activities was $164,290 and $103,826 for the six months ended December 31, 2023 and 2022, respectively. Investing activities include purchase of equipment and payment for leasehold improvements.

Net cash used in our financing activities was $4,001 for the six months ended December 31, 2023 and net cash provided by our financing activities was $1,426,615 for the six months ended December 31, 2022. We paid $4,001 to purchase Lee McCarthy’s unvested restricted shares for the six months ended December 31, 2023 and received $1,426,615 from Private Placements, net of $124,385 offering cost.

Critical Accounting Policies

A summary of our other critical accounting policies is included in our Annual Report on Form 10-K for the year ended June 30, 2023. During the six months ended December 31, 2023, there were no significant changes in our critical accounting policies.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended December 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q. or our Current Reports on Form 8-K.

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

Aeluma, Inc.

Date: February 12, 2024	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)