Form 10-Q
period 2024-03-31
Aeluma, Inc.
filed 2024-05-10
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 12,178,424 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2024 (unaudited)	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,874,565	$5,071,690
Accounts receivable	147,500	189,239
Deferred compensation, current portion	24,029	53,034
Prepaids and other current assets	96,113	19,943
Total current assets	2,142,207	5,333,906
Property and equipment:
Equipment	1,526,590	1,209,656
Leasehold improvements	546,864	546,864
Accumulated depreciation	(509,391)	(300,445)
Property and equipment, net	1,564,063	1,456,075
Intangible assets	7,583	9,833
Right of use asset - facility	992,157	351,013
Deferred compensation, long term portion	3,085	-
Other assets	13,014	13,014
Total assets	$4,722,109	$7,163,841

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$347,236	$461,797
Accrued expenses and other current liabilities	172,648	133,092
Lease liability, current portion	126,420	162,210
Total current liabilities	646,304	757,099
Lease liability, long term portion	974,656	296,452
Total liabilities	1,620,960	1,053,551
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 12,178,424 and 12,817,500 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	1,218	1,282
Additional paid-in capital	15,735,477	15,171,074
Accumulated deficit	(12,635,546)	(9,062,066)
Total stockholders’ equity	3,101,149	6,110,290
Total liabilities and stockholders’ equity	$4,722,109	$7,163,841

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$343,894	$-	$639,286	$-
Operating expenses:
Cost of revenue	233,585	-	385,491	-
Research and development	620,285	719,717	2,106,253	2,323,977
General and administrative	452,792	848,779	1,721,820	1,966,100
Total operating expenses	1,306,662	1,568,496	4,213,564	4,290,077
Loss from operations	(962,768)	(1,568,496)	(3,574,278)	(4,290,077)
Other income (expense):
Sub-lease rental income and other income (expense)	(81)	107,426	(81)	217,942
Interest income	198	269	879	744
Total other income, net	117	107,695	798	218,686
Loss before income tax expense	(962,651)	(1,460,801)	(3,573,480)	(4,071,391)
Income tax expense	-	-	-	-
Net loss	$(962,651)	$(1,460,801)	$(3,573,480)	$(4,071,391)
Loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.29)	$(0.37)
Weighted average common shares outstanding - basic and diluted	12,175,195	11,518,154	12,338,041	10,983,045

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance, January 1, 2024	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956
Stock warrant exercised	10,494	1	(1)	-	-
Stock-based compensation	-	-	191,844	-	191,844
Net loss	-	-	-	(962,651)	(962,651)
Balance, March 31. 2024	12,178,424	$1,218	$15,735,477	$(12,635,546)	$3,101,149

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2023	11,317,002	$1,132	$10,685,361	$(6,293,074)	$4,393,419
Issuance of common stock, net of offering costs of $146,470	930,332	93	2,644,437	-	2,644,530
Stock-based compensation	-	-	127,102	-	127,102
Net loss	-	-	-	(1,460,801)	(1,460,801)
Balance, March 31. 2023	12,247,334	$1,225	$13,456,900	$(7,753,875)	$5,704,250

Nine months ended March 31, 2024 and 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock warrant exercised	10,494	1	(1)	-	-
Stock-based compensation	-	-	568,340	-	568,340
Net loss	-	-	-	(3,573,480)	(3,573,480)
Balance, March 31. 2024	12,178,424	$1,218	$15,735,477	$(12,635,546)	$3,101,149

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Issuance of common stock, net of offering costs of $270,855	1,447,332	144	4,071,001	-	4,071,145
Issuance of common stock for services	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	304,553	-	304,553
Net loss	-	-	-	(4,071,391)	(4,071,391)
Balance, March 31. 2023	12,247,334	$1,225	$13,456,900	$(7,753,875)	$5,704,250

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,573,480)	$(4,071,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	-	300,000
Amortization of deferred compensation	25,920	405,302
Stock-based compensation expense	568,340	304,553
Depreciation and amortization expense	211,196	147,738
Change in accounts receivable	41,739	-
Change in prepaids and other current assets	(76,170)	(171,698)
Change in accounts payable	(114,561)	343,548
Change in accrued expenses and other current liabilities	40,826	42,915
Net cash used in operating activities	(2,876,190)	(2,699,033)
Investing activities:
Purchase of equipment	(316,934)	(178,382)
Payment for leasehold improvements	-	(77,197)
Net cash used in investing activities	(316,934)	(255,579)
Financing activities:
Repurchase of common stock	(4,001)	-
Proceeds from Private Placement, net of offering costs	-	4,071,145
Net cash (used in) provided by financing activities	(4,001)	4,071,145
Net change in cash	(3,197,125)	1,116,533
Cash, beginning of period	5,071,690	3,740,722
Cash, end of period	$1,874,565	$4,857,255

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

Going Concern

The Company incurred a net loss of $3,573,480 and $4,071,391 for the nine months ended March 31, 2024 and 2023, respectively, and has accumulated deficit of $12,635,546 at March 31, 2024. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated financial statements.

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

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the less of the remaining lease term or the estimated useful lie of the improvements. Repairs and maintenance to these assets are charged to expenses as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Intangible Assets

Intangible assets are associated with the Aeluma.com domain name and are amortized on a straight-line basis over 10 years.

Revenue Recognition

The Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expenses. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year.

●	Product sales: Revenue is currently generated from multiple customers for small-volume orders

●	Government contracts: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement and fixed firm price terms.

During the second quarter of 2024, the Company was awarded two government contracts of $477,069 for providing services and delivering materials. During the third quarter of 2024, the Company was awarded two government contracts of $494,781 for providing services and delivering materials. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue for next 12 months.

For the three months ended March 31, 2024, the Company recognized its revenue of $343,894 from government contracts. For the nine months ended March 31, 2024, the company recognized its revenue of $639,286, of which $32,400 was from product sales for sampling purchases and $606,886 was from government contracts. As of March 31, 2024, the aggregate amount to remaining performance obligations for the government contracts was $586,350.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of March 31, 2024.

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

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At March 31, 2024, Jonathan Klamkin had 1,434,463 vested shares and 189,457 unvested shares, and Lee McCarthy had 974,350 vested shares. On November 17, 2022, Lee McCarthy left the Company and, on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4,001, the initial purchase price of these shares.

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

For the three months ended March 31, 2024 and 2023, $6,981 and $213,347, respectively, have been amortized in the consolidated statements of operations, and, for the nine months ended March 31, 2024 and 2023, $25,919 and $705,302, respectively, have been amortized in the consolidated statements of operations. At March 31, 2024, $27,114 of deferred compensation included in the balance sheets is expected to be expensed in next two years.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	March 31, 2024
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	17,944	$1.90	75,293	$1.97
Issued	-	-	-	-
Vested	(3,674)	1.90	(61,023)	1.98
Forfeited	-	-	-	-
Ending balance	14,270	$1.90	14,270	$1.90

	March 31, 2023
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	296,022	$1.95	344,426	$1.90
Issued	-	-	150,000	2.00
Vested	(124,202)	1.93	(322,606)	1.92
Forfeited	-	-	-	-
Ending balance	171,820	$1.95	171,820	$1.95

Stock Options

During the three months ended December 31, 2022, the Company issued 161,000 options to purchase common stock to employees. The options have an exercise price of $2.00 or $2.10 and expire in 10 years with various vesting schedules from nine months to 48 months, subject to the continued status as an employee to the Company through each vesting date.

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

During the three months ended December 31, 2023, the Company issued 7,000 options to purchase common stock to a consultant. The options expire in 10 years and have an exercise price that ranges from $2.50 to $3.43 with immediate vesting.

During the three months ended March 31, 2024, the Company issued 6,500 options to purchase common stock to consultants. The options expire in 10 years and have an exercise price that range from $2.99 to $3.50 with immediate vesting. During the three months ended March 31, 2024, the Company issued 100,821 options to purchase common stock to board of directors. The options expire 10 year and vest in nine months with an exercise price of $2.99.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for the period presented:

Nine months Ended December 31, 2023
Weighted-average fair value	$ 2.52
Expected volatility	104.9% – 113.9%
Expected term	5.0 years – 6.2 years
Dividend yield	0.00%
Risk-free interest rate	3.94% – 4.92%

For the three months ended March 31, 2024 and 2023, stock-based compensation expenses for options granted were $191,844 and $127,102, respectively. For the nine months ended March 31, 2024 and 2023, stock-based compensation expenses for options granted were $568,340 and $304,553, respectively. Unrecognized stock-based compensation expense was $1,020,853 and average expected recognition period was 1.2 years as of March 31, 2024.

The following is a schedule summarizing stock option activities for the periods presented:

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2024	961,125	$2.35	$566,485
Granted	107,321	$3.00
Exercised	-	-
Expired/forfeited	(114,625)	$2.10
Outstanding at March 31, 2024	953,821	$2.45	$529,443
Exercisable at March 31, 2024	440,022	$2.28	$320,357

Outstanding at January 1, 2023	858,750	$2.01	$846,250
Granted	147,250	3.00
Exercised	-	-
Expired/forfeited	-	-
Outstanding at March 31, 2023	1,006,000	$2.16	$1,449,850
Exercisable at March 31, 2023	307,375	$2.02	$486,613

(1)	Represents the excess of the fair value on the last day of period (which was $3.00 and $3.60 as of March 31, 2024 and 2023, respectively) over the exercise price, multiplied by the number of options.

Nine months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	120,821	$3.01
Exercised	-	-
Expired/forfeited	(201,000)	$2.08
Outstanding at March 31, 2024	953,821	$2.45	$529,443
Exercisable at March 31, 2024	440,022	$2.28	$320,357

Outstanding at July 1, 2022	817,500	$2.00	$-
Granted	308,250	2.41
Exercised	-	-
Expired/forfeited	(120,000)	2.00
Outstanding at March 31, 2023	1,006,000	$2.16	$1,449,850
Exercisable at March 31, 2023	307,375	$2.02	$486,613

(1)	Represents the excess of the fair value on the last day of period (which was $3.00 and $3.60 as of March 31, 2024 and 2023, respectively) over the exercise price, multiplied by the number of options.

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2024:

For the year ending June 30,
Remainder of 2024	$42,043
2025	169,224
2026	173,454
2027	177,791
2028	182,235
Thereafter	524,526
Total	1,269,273
Less imputed interest	(168,197)
Total lease liability	1,101,076
Less: lease liability, current portion	126,420
Lease liability, long term portion	$974,656

The lease term and the discount rate for the lease at March 31, 2024 is 7.0 years and 4.00%, respectively. The total lease expenses were $31,398 and $24,360 for the three months ended March 31, 2024 and 2023, respectively, and $125,656 and $97,078 for the nine months ended March 31, 2024 and 2023, respectively. The variable costs for common area operating expenses and electricity were $42,821, and $54,643 for the three months ended March 31, 2024 and 2023, respectively and $194,667 and $228,454 for the nine months ended March 31, 2024 and 2023.

In April 1, 2021, the Company subleased a portion of their facility. The sub-lease provided for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. The Company recognized sub-lease income of $23,405 and $128,921, including reimbursement of common area operating and utility costs, for the three and nine months ended March 31, 2023. The sub-lease ended in March 2023.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of March 31, 2024:

Number of Shares	Exercise Price	Expiration Date
286,672	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
421,258

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

Plan of Operations

We have been developing our materials and characterization capabilities at our headquarters in Goleta, California, in connection with the further development of our business and the implementation of our plan of operations. We have installed key manufacturing equipment at our headquarters and will continue to develop relationships with manufacturing partners to carry out certain steps of our manufacturing processes externally. We have gained access to a rapid prototyping facility and are leveraging this access to fabricate early-stage prototypes. In the future, we intend to implement appropriate quality and manufacturing controls. Some equipment was procured previously, and other equipment is being procured through purchase orders with equipment vendors.

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

Other Income

Other income, net of other expenses, consists primarily of interest income and income generated from subleasing a portion of our research and development facility. The sub-lease ended in March 2023

Income Tax Expense

Income tax expense consists primarily of income taxes in certain state jurisdictions in which we conduct business.

Results of Operations

Nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

Our results of operations for the nine-month period ended March 31, 2024, as compared to the nine-month period ended March 31, 2023, were as follows:

	Nine Months Ended March 31,		Change
	2024	2023	’24 vs. ’23
Revenue	$639,286	$-	$639,286
Operating expenses	(4,213,564)	(4,290,077)	76,513
Other income	798	218,686	(217,888)
Loss before income tax expense	(3,573,480)	(4,071,391)	497,991
Income tax expense	-	-	-
Net loss	$(3,573,480)	$(4,071,391)	$497,991

Revenue: Revenue increased 100% to $639,286, of which $32,400 was from product sales for sampling purchases and $606,886 was from government contracts, for the nine months ended March 31, 2024. During the nine months ended March 31, 2023, we were pre-revenue and, accordingly recorded no revenues.

Operating expenses: Operating expense decreased $76,513 to $4,213,564 for the nine months ended March 31, 2024 from $4,290,077 for the same period in 2023, due primarily to a reduction in consulting expenses, offset partially by increased salaries and stock-based compensation expenses.

Other income: Other income decreased $217,888 to $798 for the nine months ended March 31, 2024 from $218,686 for the same period in 2023. The decrease was due primarily to a $128,921 decrease in sub-lease income as the sublease ended in March 2023.

Income tax expense: We did not record income tax expense for either of the nine months ended March 31, 2024 and 2023.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company’s results of operations or financial condition for the nine months ended March 31, 2024.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,573,480 and $4,071,391 for the nine months ended March 31, 2024 and 2023, respectively, and losses are expected to continue in the near term. The accumulated deficit was $12,635,546 at March 31, 2024. We have been funding our operations through the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2024, we had $1,874,565 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had working capital of $1,495,903 and $4,576,807 at March 31, 2024 and June 30, 2023, respectively. Current assets decreased $3,191,699 to $2,142,207 at March 31, 2024 from $5,333,906 at June 30, 2023, primarily due to a $3,197,125 decrease in cash. Current liabilities decreased $110,794 to $646,304 at March 31, 2024 from $757,099 at June 30, 2023, due primarily to decreases in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended March 31,		Change
	2024	2023	’24 vs. ’23
Net cash (used in) provided by:
Operating activities	$(2,876,190)	$(2,699,033)	$(177,157)
Investing activities	(316,934)	(255,579)	(61,355)
Financing activities	(4,001)	4,071,145	(4,075,146)
(Decrease) increase in cash	$(3,197,125)	$1,116,533	$(4,313,658)

Net cash used in our operating activities were $2,876,190 and $2,699,033 for the nine months ended March 31, 2024 and 2023, respectively, due primarily to net losses of $3,573,480 and $4,071,391 for the nine months ended March 31, 2024 and 2023, respectively.

Net cash used in our investing activities was $316,934 and $255,579 for the nine months ended March 31, 2024 and 2023, respectively. Investing activities include purchase of equipment and payment for leasehold improvements.

Net cash used in our financing activities was $4,001 for the nine months ended March 31, 2024 and net cash provided by our financing activities was $4,071,145 for the nine months ended March 31, 2023. We paid $4,001 to purchase Lee McCarthy’s unvested restricted shares for the nine months ended March 31, 2024 and received $4,071,145 from Private Placements, net of $270,855 offering cost.

Critical Accounting Policies

A summary of our other critical accounting policies is included in our Annual Report on Form 10-K for the year ended June 30, 2023. During the nine months ended March 31, 2024, there were no significant changes in our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2024, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended March 31, 2024 that were not otherwise disclosed in our Current Reports on Form 8-K.

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

Aeluma, Inc.

Date: May 10, 2024	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)