Form 10-K
period 2024-06-30
Aeluma, Inc.
filed 2024-09-27
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant as of December 31, 2023, as computed by reference to $2.90, the price at which the common stock was last sold, was approximately $29,294,872.

As of September 25, 2024, there were 12,178,424 shares of the issuer’s common stock outstanding and no share of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTE

Unless otherwise stated or the context otherwise indicates, references to “Aeluma,” the “Company,” “we,” “our,” “us,” or similar terms refer to Aeluma, Inc. and Subsidiary.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

ii

PART I

Item 1. Business.

Overview

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large-diameter substrates that are commonly used to manufacture mass market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector array circuits for imaging applications in mobile devices, as well as other technologies. This technology has the potential to enhance the performance and capability of camera image sensors, light detection and ranging (LiDAR), augmented reality/virtual reality (AR/VR), facial recognition, and other applications.

Because we will leverage compound semiconductor materials, our devices may operate at longer wavelengths than traditional silicon-based image sensors, up to at least 1600 nm, which is advantageous for a number of reasons including eye safety. Beyond 1400 nm is considered eye safe at significantly higher optical power levels relative to that at shorter wavelengths. Therefore, for LiDAR sensing systems, the range (the detectable object distance) can be increased significantly. Operating at specific longer wavelengths (for example, near 1550 nm) also enables imaging both in low light (dark) conditions, as well as in direct sunlight. Therefore, images could be captured outdoors and in various conditions.

Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices in the future including lasers, transistors, and solar cells.

Aeluma has acquired key manufacturing equipment, and has headquarters in Goleta, California with a manufacturing cleanroom to house this equipment.

Recent Events

For the year ended June 30, 2024, we were awarded several contracts, totaling $1,323,237, some of which is from the U.S. Navy, the Office of the Secretary of Defense, and the Department of Energy, for providing services and for delivering materials. The awards are firm fixed price contracts that shall be paid upon completion of certain milestones, and may include deliveries of samples or materials.

Our Strategy

We will continue to develop our technology that includes novel materials and devices based on our core intellectual property. Our primary focus is to manufacture high-performance photodetector array circuits for image sensors and other optoelectronic devices. Initial efforts aim to penetrate the 3D imaging and sensing (mobile and consumer, defense and aerospace, industrial, medical, auto), LiDAR (robotic vehicles, autonomous driving (AD), advanced driver assistance systems (ADAS), topography, wind, industrial), and communications (telecommunications, data center communication, artificial intelligence (AI) communications, and quantum processing and communications) markets.

Our Technology

Our technology is based on heterogeneous integration of compound semiconductor materials on large-diameter substrates such as silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in large-scale manufacturing environments that are suited to mass markets.

Competition

There are two primary classes of image sensors for the near infrared and shortwave infrared currently on the market: low-cost silicon-based sensors and high-performance compound semiconductor (ex. indium gallium arsenide or InGaAs) sensors. The major suppliers of silicon CMOS image sensors include Sony, Samsung, Omnivision, Onsemi, ST Microelectronics, Panasonic, Canon, SK Hynix, and others (Source: Yole Development, www.yole.fr). Alternative technologies that can be manufactured on silicon include germanium and colloidal quantum dots. The major suppliers of InGaAs sensors include Hamamatsu, Sumitomo, Teledyne/FLIR, Excelitas, and others (Source: Markets and Markets, www.marketsandmarkets.com).

We believe that our technology will be able to compete effectively because we are uniquely positioned to outperform silicon CMOS image sensors, germanium, and colloidal quantum dots while achieving a cost of manufacturing that is lower than that for traditional InGaAs sensors. Compared to silicon, InGaAs demonstrates higher detection sensitivity and a broader wavelength absorption spectrum. Silicon absorbs or detects light in the visible spectral region (400-750 nm) and partially in the near infrared (NIR) spectral region (greater than 750 nm), cutting off near 940 nm. InGaAs not only demonstrates higher absorption in the NIR, but also extends well into the shortwave infrared spectrum (900-1700 nm), cutting off near 1700 nm, with the ability to extend to near 2500 nm.

We believe that we are also positioned to win on price in competing with current InGaAs sensors while having the ability to realize much larger area photodetector arrays because of our ability to manufacture on up to 12-inch silicon substrates, whereas competing InGaAs photodetectors are manufactured on indium phosphide (InP) substrates that are typically between 2 to 4 inches in diameter. Therefore, in addition to realizing many more sensor chips per wafer, we have the ability to realize array sizes that are larger than what is possible with traditional InGaAs manufacturing on InP wafers, and to leverage silicon-based wafer-scale techniques for backend processing, integration, and packaging.

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

Customers

Aeluma has customer engagements that involve development of wafers, delivery of engineering samples for evaluation, and delivery of small volumes of chips. Aeluma also performs on government-funded R&D projects. Aeluma’s technology is broadly applicable. Potential markets include automotive LiDAR, industrial LiDAR, robotics, mobile, AR/VR, AI, communications, and defense and aerospace. Our current strategy is to pursue partnerships with system integrators, including mobile and consumer electronics manufacturers, LiDAR companies and Tier 1 automotive suppliers, module manufacturers, component suppliers, or semiconductor manufacturing companies. Aeluma is pursuing direct sales relationships and strategic partnerships.

Potential customers include those in the mobile market (both mobile phone manufacturers and companies that sell integrated solutions to them), LiDAR for cars and other vehicles, robotics, AR/VR, AI, and defense and aerospace.

Markets

The CMOS image sensors market is projected to be $30B in 2026 (Source: Yole Development). Manufacturers of mobile phones, tablets, and LiDAR for automotive vehicles may be prospective customers for Aeluma. In the mobile market, Apple arguably leads in terms of deploying advanced capabilities such as LiDAR sensing in their devices; Apple does not currently use our technology in any of their products. Apple leverages vertical cavity surface emitting lasers (VCSEL) emitters in conjunction with single photon avalanche diode (SPAD) detectors for a LiDAR scanner in smartphones and tablets and such technology “helps to deliver faster, more realistic augmented reality experiences and improves autofocus in low-light scenes in photos and videos” (https://www.apple.com/newsroom/2021/05/apple-awards-an-additional-410-million-from-its-advanced-manufacturing-fund-to-ii-vi/). Other major smartphone suppliers include Samsung, Xiaomi, OPPO, vivo, Huawei, and realme (Source: www.counterpointresearch.com). The automotive LiDAR market is projected to be between $5-80B in 2030 (https://www.bloomberg.com/press-releases/2022-05-31/lidar-market-size-to-be-worth-4-71-billion-by-2030-grand-view-research-inc; AEye Presentation, LD Micro Invitational 2022; Estimate by Velodyne).

Intellectual Property

Aeluma has filed several patent applications with the United States Patent and Trademark Office (USPTO), and several patents have been issued. We have filed trademarks for the name “Aeluma” and the slogan “Sensing Reimagined” with the USPTO. We maintain protection of trade secrets that include “know-how” and process recipes.

Our Intellectual Property Approach

Our strategy for the protection of our proprietary technology is to seek worldwide patent protection with a focus on jurisdictions that represent significant global semiconductor markets. However, we will assess on a case-by-case basis whether it is strategically more favorable to maintain trade secret protection for our inventions and “know-how” rather than pursue patent protection. Generally, patents have a term of twenty years from the earliest priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed, and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.

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

Manufacturing

We have established a manufacturing and R&D facility at our headquarters in Goleta, California. We have installed key equipment and we plan to control our core materials manufacturing and development. In addition to our facility, we work with a variety of vendors and are establishing relationships with industrial foundries to build out our manufacturing supply chain.

Sales

We are now delivering wafers and chips to some customers, primarily for R&D and sampling purposes.

Marketing

Marketing activities include direct relationships with potential customers and partners. We are under nondisclosure agreement (NDA) with a number of current and potential customers and partners, several of which have either visited Aeluma or hosted a visit by Aeluma representatives at their sites.

Employees & Human Resources

At June 30, 2024, Aeluma had 11 full-time employees, 2 part-time employees, and consultants. The majority of employees work in engineering. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. We plan to hire additional persons on an as-needed basis. On a case-by-case basis, Aeluma may offer stock options to employees for attraction and retention.

Sustainability

We are committed to leveraging our technology for sustainable operations. Recognizing the profound impact of climate change on the global economy, our company, and our stakeholders, we embrace our responsibility to safeguard the planet. Our journey toward sustainability is ongoing, driven by a commitment to understand our environmental footprint and enhance our positive impact.

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

Corporate Information

Aeluma was incorporated in Delaware on August 21, 2020, under the name Parc Investments, Inc.; the name was changed to Aeluma, Inc. in June 2021. Our principal executive offices are located at 27 Castilian Drive, Goleta, California 93117. Our website is located at Aeluma, Inc. (ALMU) and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item. However, we encourage you to review the risk factors included in our registration statement on Form S-1 (File No. 333-273149) that was filed with the SEC on July 6, 2023.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As a company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. However, risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

Item 2. Properties.

Our principal executive office is located at 27 Castilian Dr., Goleta, California. Effective February 22, 2021, we entered into a triple-net lease agreement with SBR Associates LP for the commercial building at 27 Castilian Dr. Goleta, California for a term of five years, which began on April 1, 2021. The current rent for this property is $14,014  per month, with a CPI escalation over the initial base rent over the term of the lease. The lease expires on March 31, 2026, with the option to renew the lease with reasonable notice for two 60 months periods.

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

Holders of Record

As of September 25, 2024, we had 12,178,424 shares of our common stock outstanding held by approximately 99 stockholders of record.

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

On December 22, 2022, we issued an aggregate of 517,000 shares of our common stock to 21 accredited investors, for aggregate gross proceeds of $1,551,000 (the “Offering”).

On January 10, 2023, we held a second close of the Offering, pursuant to which we issued an aggregate of 214,667 shares of our common stock for aggregate gross proceeds of $644,000.

On March 31, 2023, we held the third closing of the Offering, pursuant to which we issued an aggregate of 715,665 shares of our common stock for aggregate gross proceeds of $2,147,000.

On May 10, 2023, we held the final closing of the Offering, pursuant to which we issued an aggregate of 570,166 shares of our common stock for aggregate gross proceeds of $1,710,500.

Item 6. Reserved.

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

Overview

We develop novel optoelectronic devices for sensing and communications applications. Aeluma has pioneered a technique to manufacture devices using high performance compound semiconductor materials on large-diameter substrates that are commonly used to manufacture mass market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector array circuits for imaging applications in mobile devices, as well as other technologies. This technology has the potential to enhance the performance and capability of camera image sensors, LiDAR, AR/VR, facial recognition, and other applications. Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices in the future including lasers, transistors, and solar cells.

Private Placements

Between December 2022 and May 2023, we entered into subscription agreements (the “Subscription Agreement”) with certain accredited investors, pursuant to which we issued an aggregate of 2,017,498 shares of our common stock, par value $0.0001 per share, at a per share purchase price of $3.00, for aggregate gross proceeds of $6,052,500 (the “Offering”).

Pursuant to the Offering, we paid a cash placement agent fee of $411,015 and issued placement agent warrants to purchase up to 85,653 shares of common stock at an exercise price of $3.00 per share. We also agreed to pay certain expenses of the placement agent in connection with the Offering.

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

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3,145,000 to 10 accredited investors, pursuant to a private note financing. The Notes mature in June 2026 and do not carry any interest. The Notes are convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5,000,000 to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). The Note also provides that if there is a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price is dependent upon the type of Conversion Event that occurs, the Note does carry a ceiling and floor price: the applicable conversion price will not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor will the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. The Floor Price for the investors who participated in this initial closing is equal to $2.68 per share. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors that are part of a different closing, should the Company hold additional closings. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

The NPA also contains customary representation and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The foregoing description of the NPA and the Note is qualified by reference to the full text of the forms of NPA and Note, which are filed as Exhibits hereto and incorporated herein by reference.

Departure and Appointment of Directors and Officers

Mrs. Mehta decided not run for re-election in 2023; such decision was not the result of any disagreements with us on any matter related to the operations, policies, or practices of us. The Board nominated Mr. Craig Ensley to fill the vacancy on the Board; on December 14, 2023, the shareholders voted to elect Mr. Ensley to the board.

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

Results of Operations

Year ended June 30, 2024 compared to the year ended June 30, 2023

Our results of operations for the year ended June 30, 2024, as compared to the year ended June 30, 2023, were as follows:

	Year Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$918,554	$193,339	$725,215	375.1%
Operating expenses	(5,481,862)	(5,703,024)	221,162	-3.9%
Other income	1,013	130,103	(129,090)	-99.2%
Loss before income tax expense	(4,562,295)	(5,379,582)	817,287	-15.2%
Income tax expense	-	-	-	-
Net loss	$(4,562,295)	$(5,379,582)	$817,287	-15.2%

Revenue: Revenue increased $725,215, or 375.1%, to $918,554, of which $64,756 was from commercial product and service contracts and $853,798 was from government contracts, for the year ended June 30, 2024 from $193,339, of which $15,000 was from commercial product and service contracts and $178,339 was from government contracts, for the same period in 2023.

Operating expenses: Operating expense decreased $221,162, or 3.9%, to $5,481,862 for the year ended June 30, 2024 from $5,703,024 for the same period in 2023, due primarily to a reduction in consulting expenses, offset partially by increased salaries and stock-based compensation expenses.

Other income: Other income decreased $129,090, 99.2%, to $1,013 for the year ended June 30, 2024 from $130,103 for the same period in 2023. The decrease was due primarily to a $128,921 decrease in sub-lease income as the sublease ended in March 2023.

Income tax expense: We did not record income tax expense for either of the years ended June 30, 2024 and 2023.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $4,562,295 and $5,379,582 for the years ended June 30, 2024 and 2023, respectively, and losses are expected to continue in the near term. The accumulated deficit was $13,624,361 at June 30, 2024. We have been funding our operations through the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2024, we had $1,291,072 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) controlling overhead and expenses; (c) executing material sales or research contracts; and (d) pursuing additional sales and contracts. There can be no assurance that we can successfully accomplish these steps and it is uncertain that we will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to us on satisfactory terms and conditions, if at all. As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event we are unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

We had working capital of $766,160  and $4,576,807 at June 30, 2024 and 2023, respectively. Current assets decreased $3,941,060 to $1,392,846 at June 30, 2024 from $5,333,906 at June 30, 2023, primarily due to a $3,780,618 decrease in cash. Current liabilities decreased $130,413 to $626,686 at June 30, 2024 from $757,099 at June 30, 2023, due primarily to decreases in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Year Ended June 30,
	2024	2023	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(3,454,779)	$(3,637,972)	$183,193	-5.0%
Investing activities	(321,838)	(672,545)	350,707	-52.1%
Financing activities	(4,001)	5,641,485	(5,645,486)	-100.1%
Increase (decrease) in cash	$(3,780,618)	$1,330,968	$(5,111,586)	-384.1%

Net cash used in our operating activities were $3,454,779 and $3,637,972 for the years ended June 30, 2024 and 2023, respectively, due primarily to net losses of $4,562,295 and $5,379,582 for the years ended June 30, 2024 and 2023, respectively.

Net cash used in our investing activities was $321,838 and $672,545 for the years ended June 30, 2024 and 2023, respectively. Investing activities include purchase of equipment and payment for leasehold improvements.

Net cash used in our financing activities was $4,001 for the year ended June 30, 2024 and net cash provided by our financing activities was $5,641,485 for the year ended June 30, 2023. We paid $4,001 to purchase Lee McCarthy’s unvested restricted shares for the year ended June 30, 2024 and received $5,641,284 from Private Placements, net of $411,015 offering cost.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aeluma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021

Encino, California

September 27, 2024

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,291,072	$5,071,690
Accounts receivable	60,004	189,239
Deferred compensation	20,133	53,034
Prepaids and other current assets	21,637	19,943
Total current assets	1,392,846	5,333,906
Property and equipment:
Equipment	1,531,494	1,209,656
Leasehold improvements	546,864	546,864
Accumulated depreciation	(608,630)	(300,445)
Property and equipment, net	1,469,728	1,456,075
Intangible assets, net	6,833	9,833
Right of use asset - operating	961,626	351,013
Other assets	13,014	13,014
Total assets	$3,844,047	$7,163,841

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$317,237	$461,797
Accrued expenses and other current liabilities	180,706	133,092
Lease liability, current portion	128,743	162,210
Total current liabilities	626,686	757,099
Lease liability, long term portion	941,200	296,452
Total liabilities	1,567,886	1,053,551
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at June 30, 2024 and 2023	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 12,178,424 and 12,817,500 shares issued and outstanding at June 30, 2024 and 2023, respectively	1,218	1,282
Additional paid-in capital	15,899,304	15,171,074
Accumulated deficit	(13,624,361)	(9,062,066)
Total stockholders’ equity	2,276,161	6,110,290
Total liabilities and stockholders’ equity	$3,844,047	$7,163,841

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

	June 30,
	2024	2023
Revenue (Note 2)	$918,554	$193,339
Operating expenses:
Cost of revenue	619,249	109,395
Research and development	2,506,507	2,531,624
General and administrative	2,356,106	3,062,005
Total operating expenses	5,481,862	5,703,024
Loss from operations	(4,563,308)	(5,509,685)
Other income:
Sub-lease rental income and other income	-	128,913
Interest income	1,013	1,190
Total other income, net	1,013	130,103
Loss before income tax expense	(4,562,295)	(5,379,582)
Income tax expense	-	-
Net loss	$(4,562,295)	$(5,379,582)
Loss per share - basic and diluted	$(0.37)	$(0.47)
Weighted average common shares outstanding - basic and diluted	12,298,355	11,379,480

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2022	10,650,002	$1,066	$8,781,361	$(3,682,484)	$5,099,943
Issuance of common stock, net of offering costs of $411,015 (Note 3)	2,017,498	201	5,641,284	-	5,641,485
Issuance of common stock for services (Note 4)	150,000	15	299,985	-	300,000
Stock-based compensation	-	-	448,444	-	448,444
Net loss	-	-	-	(5,379,582)	(5,379,582)
Balance, June 30, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock (Note 3)	(649,570)	(65)	(3,936)	-	(4,001)
Stock warrant exercised	10,494	1	(1)	-	-
Stock-based compensation	-	-	732,167	-	732,167
Net loss	-	-	-	(4,562,295)	(4,562,295)
Balance, June 30. 2024	12,178,424	$1,218	$15,899,304	$(13,624,361)	$2,276,161

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Operating activities:
Net loss	$(4,562,295)	$(5,379,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	-	258,000
Amortization of deferred compensation	32,901	662,464
Stock-based compensation expense	732,167	448,444
Depreciation and amortization expense	311,185	206,458
Change in accounts receivable	129,235	(189,239)
Change in prepaids and other current assets	(1,694)	7,719
Change in accounts payable	(144,560)	347,697
Change in accrued expenses and other current liabilities	48,282	67
Net cash used in operating activities	(3,454,779)	(3,637,972)
Investing activities:
Purchase of equipment	(321,838)	(590,043)
Payment for leasehold improvements	-	(82,502)
Net cash used in investing activities	(321,838)	(672,545)
Financing activities:
Repurchase of common stock	(4,001)	-
Proceeds from Private Placement, net of offering costs	-	5,641,485
Net cash (used in) provided by financing activities	(4,001)	5,641,485
Net change in cash	(3,780,618)	1,330,968
Cash, beginning of period	5,071,690	3,740,722
Cash, end of period	$1,291,072	$5,071,690

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

Going Concern

The Company incurred a net loss of $4,562,295 and $5,379,582 for the years ended June 30, 2024 and 2023, respectively, and has accumulated deficit of $13,624,361 at June 30, 2024. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for research and development related services and small-volume orders

●	Government contracts: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement and fixed firm price terms.

For the year ended June 30, 2024, the Company was awarded six government contracts of $1,323,237  for providing services and delivering materials. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue over an expected term of 12 months.

For the year ended June 30, 2024, the Company recognized its revenue of $918,554, of which $853,798 was from government contracts and $64,756 was from product sales for sampling purchases. As of June 30, 2024, the aggregate amount to remaining performance obligations for the government contracts was $690,825.

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

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of June 30, 2024.

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

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At June 30 2024, Jonathan Klamkin had 1,515,659 vested shares and 108,261 unvested shares, and Lee McCarthy had 974,350 vested shares. On November 17, 2022, Lee McCarthy left the Company and, on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4,001, the initial purchase price of these shares.

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

For the years ended June 30, 2024 and 2023, $32,900 and $920,464, respectively, have been amortized in the consolidated statements of operations. At June 30, 2024, $20,133 of deferred compensation included in the balance sheets is expected to be expensed within 12 months.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2022	344,426	$1.90
Granted	150,000	2.00
Vested	(419,133)	1.92
Forfeited	-	-
Outstanding at June 30, 2023	75,293	$1.97
Granted	-	-
Vested	(64,696)	1.98
Forfeited	-	-
Outstanding at June 30, 2024	10,597	$1.90

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

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for the period presented:

	Year Ended June 30,
	2024	2023
Weighted-average fair value	$2.52	$2.45
Expected volatility	105% - 114%	100% - 134%
Expected term	5.0 years - 6.2 years	5.0 years - 7.0 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.94% - 4.92%	1.26% - 4.24%

For the years ended June 30, 2024 and 2023, stock-based compensation expenses for options granted were $732,167 and $448,444, respectively. Unrecognized stock-based compensation expense was $857,026 and average expected recognition period was 1.1 years as of June 30, 2024.

The following is a schedule summarizing stock option activities for the periods presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	120,821	3.01
Exercised	-	-
Expired/cancelled	(201,000)	2.08
Outstanding at June 30, 2024	953,821	$2.45	$1,087,178
Exercisable at June 30, 2024	550,116	$2.36	$673,901

(1)	Represents the excess of the fair value on the last day of period (which was $3.59 as of June 30, 2024) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2022	817,750	$2.00	$-
Granted	471,250	2.68
Exercised	-	-
Expired/cancelled	(255,000)	2.00
Outstanding at June 30, 2023	1,034,000	$2.31	$639,775
Exercisable at June 30, 2023	360,060	$2.05	$309,248

(1)	Represents the excess of the fair value on the last day of period (which was $2.90 as of June 30, 2023) over the exercise price, multiplied by the number of options.

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2024:

For the years ending June 30,
2025	$169,224
2026	173,454
2027	177,791
2028	182,235
2029	186,791
Thereafter	337,732
Total	1,227,227
Less imputed interest	(157,284)
Total lease liability	1,069,943
Less: lease liability, current portion	128,743
Lease liability, long term portion	$941,200

The lease term and the discount rate for the lease at June 30, 2024 is 6.8 years and 4.00%, respectively. The total lease expenses were $167,097 and $129,437 for the years ended June 30, 2024 and 2023, respectively. The variable costs for common area operating expenses and electricity were $240,431 and $264,280 for the years ended June 30, 2024 and 2023, respectively.

In April 1, 2021, the Company subleased a portion of their facility. The sub-lease provided for base monthly rent of $13,013 through May 31, 2021 and $8,400 starting June 1, 2021 plus common area operating and utility costs. The sublease was amended again on May 17, 2022 to sublease a smaller portion of the property at a base rental rate of $5,200 per month effective June 1, 2022. The Company recognized sub-lease income of $128,921, including reimbursement of common area operating and utility costs, for the year ended June 30, 2023. The sub-lease ended in March 2023.

Note 6 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of June 30, 2024:

Number of Shares	Exercise Price	Expiration Date
286,672	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
421,258

Note 7 – Concentration of Credit Risk and Significant Customers

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended June 30,
	2024	2023
Customer A	36.2%	92.2%
Customer B	30.5	*
Customer C	17.3	*
Customer D	*	*
Customer E	*	*

*	Less than 10% of total

Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of June 30,
	2024	2023
Customer A	*	94.2%
Customer B	*	*
Customer C	18.3%	*
Customer D	27.7	*
Customer E	53.9	*

*	Less than 10% of total

Customer A, B, C and D are government agencies.

Note 8 – Subsequent Event

The Company has evaluated subsequent events through the issuance of these financial statements, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Note Purchase Agreements

On August 5, 2024, the Company entered into note purchase agreements (the “NPA”) for an aggregate financing of $1.8 million with five accredited investors (“Investors”). At the first closing under the NPA, which occurred on August 5, 2024, the Company issued to the investor’s convertible promissory notes in the aggregate principal amount of $1,800,000 (the “Notes”) to purchase shares of the Company’s common stock, par value $0.0001 per share. At a second closing under the NPA, which occurred on August 27, 2024, the Company issued convertible promissory notes to five additional accredited Investors in the aggregate principal amount of $1,345,000 for aggregate proceeds of $3,145,000. The Company may hold additional closings, but there is no guarantee as to how much additional proceeds, if any, it will receive.

Government Contract

On September 6, 2024, the Company won $11.717 million DARPA contract for nano-scale semiconductors to develop heterogeneous integration technology compatible with leading edge and future advanced-node semiconductors. Technology applications include AI, mobile devices and 5G/6G. This DARPA contract to Aeluma is structured with $5.974 million provided over 18 months, and the $5.743 million balance provided over the following 18 months as Aeluma meets certain milestones. Teledyne Scientific Company, the Central Research Laboratory of Teledyne, is a proposed subcontractor to assist with defining target materials and with developing strategies for demonstrating program metrics. The University of California Santa Barbara is also a proposed subcontractor to support the implementation of test devices.

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

Our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2024, concluded that our disclosure controls and procedures were ineffective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2024, our internal control over financial reporting was ineffective due to an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The Board of Directors currently consists of four members. As per our amended and restated bylaws, our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal.

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. See Exhibit 4.3 - “Description of Securities-Anti-Takeover Provisions” for a discussion of these and other anti-takeover provisions found in our amended and restated certificate of incorporation and amended and restated bylaws, which will become effective immediately the closing of the Merger.

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

Our prior Class II director, Ms. Mehta did not stand for re-election at our 2023 Annual Shareholder Meeting; our Board nominated and our shareholders elected Mr. Craig Ensley to be the Class II director, to serve until the 2026 annual meeting or until his earlier death, resignation or removal.

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Positions	Directors Class, if applicable	Expiration of Director Term
Executive Officers
Jonathan Klamkin	44	Chief Executive Officer & Chief Financial Officer & President & Chairman	Class III	2024
Non-Employee Directors
Craig Ensley	73	Director	Class II	2026
Steven P. DenBaars	62	Director	Class I	2025
John Paglia	56	Director	Class I	2025

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

Craig Ensley serves as one of our directors and chairs compensation committee. Craig Ensley has built and led global semiconductor businesses in Analog & DSP, MEMS & Sensors, Communications (RF/Wireless, Optical, and Wired), and Consumer. Most recently he has been the CEO or President of three venture-backed companies which he repositioned to drive growth, create first profitability, and deliver superior shareholder returns. Previously, he served as SVP of a public firm where he helped lead a successful $1 billion turnaround & restructuring. Prior, he was an executive helping build two businesses from pre-revenue to $300-400 million in sales. Mr. Ensley serves as a Board Director of Mentium Technologies, which delivers mission-critical Artificial Intelligence (AI) capabilities to Edge Devices. He also serves on the Governing Council (aka Board of Directors) of the MEMS & Sensors Industry Group, the WW supplier ecosystem. He is an active investor with the Santa Barbara Angel Investor Alliance and an advisor at the Silicon Catalyst incubator. Previously, Mr. Ensley was CEO of Atomica (formerly IMT), where he and the team grew it to become the largest MEMS & Sensor manufacturing foundry in the U.S. Prior to Atomica, he was CEO of DisplayLink, creating an enterprise video networking firm with global leadership. He was President of Peregrine, which built high-volume RF & Wireless devices leading the world’s transitions to 3G & 4G wireless. Peregrine invented high volume SOI (Silicon on Insulator) process technology, and took over markets previously served by GaAs. Mr. Ensley’s earlier roles were leading strategy, development, and marketing. As SVP, he was on the team to restructure Cirrus Logic from massive losses to profitability and growth. He previously helped start Crystal Semiconductor, which became the world’s highest growth analog & mixed signal DSP company. At Rockwell International, Mr. Ensley started and built the communications semiconductor business, which subsequently spun out as 3 public companies: Conexant, Mindspeed, and Jazz. He served on the Boards of Directors of the Consumer Electronics Association Home Networking Division and Audio Division, and the KLRU Austin PBS Television Station. Mr. Ensley holds a Master of Business Administration from Stanford University. He also holds a Bachelor of Science in Applied Physics and a Bachelor of Arts in Economics, both from the University of California at San Diego. We believe Mr. Ensley qualifies as our director because of his entrepreneurial and start-up experience, as well as his engineering knowledge.

John Paglia serves as one of our directors. Dr. Paglia is an independent board director and audit committee chair for Simulations Plus, Inc. (NASDAQ: SLP), independent board director and audit committee chair for Cal-X Business Accelerator, Inc. (with 30+ regenerative health technology startups), board director for two not-for-profits (California Amateur Hockey Association and Santa Clarita Flyers Hockey Club), and an advisory board member for both VitaNav, Inc. (a ketone-based beverage company) and The Most Fundable Companies Council. At Pepperdine University’s Graziadio Business School, he is a tenured Professor of Finance where his specialty areas are venture capital, private equity, corporate finance, business valuations, and mergers and acquisitions (M&A). In addition, he held a number of leadership positions at Pepperdine University since joining in 2000, most recently as Senior Associate Dean where he had oversight for over 100 full-time business school faculty and key strategic projects, and, prior to that, as executive director of Graziadio Business School’s entrepreneurship institute. Dr. Paglia holds a Ph.D. in Finance, an MBA, a B.S. in Finance, and is a Certified Public Accountant, Chartered Financial Analyst, and is NACD Directorship Certified™. Dr. Paglia is a recipient of several prestigious honors for his work on the financing and capital markets. We believe his knowledge of technical accounting issues and business experience qualify him as an expert in financial matters and as a qualified candidate for the Board.

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

Our Board of Directors has determined that Mr. Paglia shall be considered independent directors in accordance with the definition of independence applied by the NASDAQ Stock Market.

Although it is not required, we established three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and governance committee. We will add independent directors, as needed, to each committee at the necessary time as per the applicable exchange’s rules.

Audit committee. Under the national exchange listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. At this time, Mr. Ensley and Mr. Paglia are the only directors who meet the independent director standard under national exchange listing standards and under Rule 10-A-3(b)(1) of the Exchange Act; Mr. DenBaars also serves on the Audit committee, although he is not considered “independent”. Mr. Paglia was selected to serve as chairman of our audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Paglia qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee. The compensation committee consists of Mr. Ensley (Chair), Mr. Paglia and Mr. DenBaars. Under the national exchange listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Ensley and Mr. Paglia meet the independent director standard under national exchange listing standards applicable to members of the compensation committee.

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

Nominating and Governance Committee. The nominating and governance committee consists of Mr. DenBaars (Chair), Mr. Ensley and Mr. Paglia. We adopted a nominating and governance committee charter, which details the purpose and responsibilities of the nominating and governance committee, including:

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

Meetings of the Board of Directors

During the year ended June 30, 2024, Board meetings were held on September 20, 2023, November 3. 2023, February 9, 2024 and May 9, 2024.The Board also transacted business by unanimous written consent throughout the year.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Indemnification

Our articles of incorporation and bylaws include provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. See “Indemnification Agreements” for further information. We intend to secure directors’ and officers’ liability insurance following the completion of the Offering.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2024 and 2023 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Operations Officer (COO):

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Klamkin	2024	$255,000	(1)	-	-	-		-	-	-	255,000
CEO, CFO and Director	2023	$215,000	(1)	-	-	259,660	(2)	-	-	-	474,660
Lee McCarthy,	2024	-		-	-	-		-	-	-	-
Previous Interim CFO, COO, Director(3)	2023	77,292		-	-	-		-	-	-	77,292

(1)	The Board of Directors approved an annual base compensation of $230,000 for Mr. Klamkin effective July 1, 2021. On October 14, 2022, the Board of Directors approved the adjustment of Mr. Klamkin’s compensation to $10,000.00 per month for the period from October 1, 2022 to December 31, 2022, and then back to $19,166.67 per month ($230,000 per year) as of January 1, 2023. On November 30, 2022, the Board of Directors approved an increase in Mr. Klamkin’s annual salary to $255,000 and also approved issuing him 100,000 options with a 4-year vesting schedule, with an exercise price of $2.10 per share, subject to continued service as of each such vesting date.

(2)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the year ended June 30, 2023. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718.

(3)	Mr. McCarthy served as interim Chief Financial Officer and Chief Operating Officer from the Merger until November 2022; he also served as a director from the Merger until November 2021. However, he received five (5) months of his annual salary in the fiscal year ending June 30, 2023.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding certain outstanding shares held by each of our named executive officer as of June 30, 2024. These shares were converted into shares of our common stock in connection with the Merger, and the table below reflects all outstanding shares as of June 30, 2024 as if they had been granted by us.

Outstanding Equity Awards at June 30, 2024

Stock Options								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexcersisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Share or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Usernamed Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Markey or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Jonathan Klamkin	37,500	(1)	62,500	(1)	-	2.10	11/30/2032	108,261	$388,657	(2)	-	-

(1)	On November 30, 2022, we granted to Mr. Klamkin a stock option to purchase 100,000 shares of our common stock. The shares will vest in equal quarterly installments over the following four years, subject to continued service as of each such vesting date

(2)	These shares were purchased pursuant to Founder’s Restricted Stock Purchase Agreement between Mr. Klamkin and the Company on October 27, 2020. Mr. Klamkin purchased a total of 1,623,920 shares (represented 1,250,000 shares of Biond prior to the Merger) pursuant to the agreement. Pursuant to the agreement, 20% of the shares vested on the date the agreement was signed and starting on November 30, 2020 and for every month thereafter until employment termination, 1/48th of the remaining shares shall vest on the last day of each succeeding calendar month. The agreement also provides that if there is a change of control, like the Merger, and if Mr. Klamkin is terminated, other than for cause, during the period starting 90 days before the Merger and for a year thereafter, all unvested shares shall vest at the date of termination. Accordingly, as of June 30, 2024, 1,515,659 shares have vested. The market value of the unvested shares was based on $3.59 per share, which was the closing price of our common stock on June 30, 2024.

Compensation Paid to Directors

The following table provides a summary of compensation paid to directors, who are not also executive officers, during the fiscal year ended June 30, 2024. The only director who is also an executive director is Mr. Klamkin, whose compensation is included in the Summary Compensation table above.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
Steven P. DenBaars	-	-	109,020		-	109,020
Craig Ensley	-	-	111,066	(3)	-	111,066
John Paglia	-	-	34,170	(4)	-	34,170

(1)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the year ended June 30, 2024. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718.

(2)	On March 1, 2024, we granted Mr. DenBaars, Mr. Ensley and Mr. Paglia stock options to purchase 43,279 shares, 44,004 shares and 13,538 shares, respectively, of our common stock at a price of $2.99. One quarter of the shares vested immediately and the remaining shares vest quarterly over nine months, subject to continued service as of each such vesting date.

(3)

We entered into an independent director agreement with Mr. Ensley, pursuant to which we issued him 29,014 stock options at a price of $2.99 per share and provided him with standard indemnification. The terms of the option grants are as follows: 6,514 of the stock options shall vest on February 29, 2024, 7,500 stock options vested on May 31, 2024, 7,500 vested on August 31, 2024 and 7,500 shall vest on November 30, 2024; if Mr. Ensley resigns or is otherwise terminated, any unvested options will be immediately cancelled and he will have 90 days to exercise any earned, vested options. For each year of committee service, Mr. Ensley will receive an additional 15,500 options  with vesting in equal quarterly increments. The agreement became effective as of December 14, 2023, and committee service commenced on February 10, 2022. As of June 30, 2024, 20,902 options have vested for Mr. Ensley pursuant to his independent director agreement.

(4)	We entered into an independent director agreement with Mr. Paglia, pursuant to which we issued him 125,000 stock options at a price of $2.00 per share and provided him with standard indemnification. The terms of the option grants are as follows: 50,000 of the stock options shall vest in equal quarterly increments during the first year of directorship; an additional 37,500 shall vest in equal quarterly increments over the second and third year of the directorship, if re-elected; if the director is not re-elected, any unvested options are cancelled. For each year of committee service, Mr. Paglia will receive an additional 16,750 options with vesting in equal quarterly increments. The agreement became effective as of December 1, 2021, and committee service commenced on February 10, 2022. As of June 30, 2024, 154,912 options have vested for Mr. Paglia pursuant to his independent director agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of the date hereof, by:

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

The percentage of shares beneficially owned is computed on the basis of 12,178,424 shares of common stock outstanding as of September 25, 2024. Shares of common stock that a person has the right to acquire within 60 days of September 25, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Aeluma, 27 Castilian Drive, Goleta, California 93117.

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Jonathan Klamkin, CEO, CFO and Director	1,670,745	(1)	13.7%
Steven P. DenBaars, Director	442,178	(2)	3.6%
Craig Ensley, Director	49,296	(3)	*
John Paglia, Director	180,975	(4)	1.5%
All directors and executive officers as a group (4 persons)	2,311,104		19.2%

5% Stockholders
Mark Tompkins	2,715,833		22.3%
Lee McCarthy	977,425		8.0%

*	Less than 1%.

(1)	Represents 1,626,995 shares held by Mr. Klamkin and 43,750 shares that vested pursuant to his stock options agreement through the date hereof.

(2)	Represents 410,088 shares held by Mr. DenBaars and 32,090 that vested pursuant to Mr DenBaars’s stock options and director agreement through the date hereof.

(3)	Represents 16,667 shares held by Mr. Ensley and 32,629 that vested pursuant to Mr Ensley’s stock options and director agreement through the date hereof.

(4)	Represents 12,500 shares held by Mr. Paglia, 168,475 shares that vested pursuant to his stock options and director agreement through the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of the end of the period ending June 30, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	953,821	$2.45	1,732,925	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	953,821	$2.31	1,732,925

(1)	The number of shares reserved for issuance under our 2021 Plan (as defined below) was initially 980,000; such amount will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2023 and 2024, the number of shares reserved for issuance was increased by 565,850 shares and 608,396 shares, respectively. As of June 30, 2024, the number of shares available for future issuance under our 2021 Plan was 1,732,925.

Our 2021 Equity Incentive Plan

Pursuant to the Merger Agreement and upon the closing of the Merger, we adopted our 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. We initially reserved 980,000 shares of our common stock for issuance pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2023 and 2024, the number of shares reserved for issuance was increased by 565,850 shares and 608,396 shares, respectively. As of June 30, 2024, the number of shares available for future issuance under our 2021 Plan was 1,732,925.

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

The Company is party to that certain Advisory Agreement with Mr. DenBaars, one of our directors, dated as of December 31, 2020, pursuant to which Mr. DenBaars shall serve as an advisor to the Company. Under the agreement, as partial compensation for his advisory services, the Company granted Mr. DenBaars the right to purchase 32,805 shares of common stock (represents 25,252 shares of Biond common stock prior to the Merger) at a price $0.008 per share; the shares have a four-year vesting schedule and Mr. DenBaars purchased such shares on February 4, 2021, prior to being appointed as one of our directors. The Advisory Agreement with Mr. DenBaars was amended on June 10, 2021 to reflect additional advisory services. Under this agreement, as partial compensation for his advisory service, the Company granted Mr. DenBaars the right to purchase an additional 213,198 shares of the Company’s common stock (represents 164,108 shares of Biond common stock prior to the Merger) at a price of $0.015 per share; the shares have a two-year vesting schedule. Pursuant to the terms of his advisory agreements, 241,903 of the shares have vested as of the date of this Report.

Participation in the Offering

Certain of our existing investors, including investors affiliated with certain of our directors and prior directors, have purchased an aggregate of 116,666 shares of our common stock in the Offering, for an aggregate gross purchase price of $349,998. Such purchases were made on the same terms as the shares that were sold to other investors in the Offering and not pursuant to any pre-existing contractual rights or obligations.

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

Promoters and Certain Control Persons

As per the definition of a “promoter” under the Securities Act, generally defined as anyone involved in the formation of the issuer, Mr. Tompkins, the incorporator of the Company, would be considered a “promoter.” Mr. Tompkins has 2,715,833 shares of the Company’s common stock in connection with incorporation, merger and private offerings. Mr. Tompkins’ shares are currently subject to a lock-up agreement with Aeluma pursuant to which he is restricted from selling or transferring his shares for a period of 18 months from the date shares of our common stock commence trading on the OTCQB or OTCQX market maintained by OTC Markets Group, the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the years ended June 30, 2024 and 2023.

	Year Ended June 30,
	2024	2023
Audit fees	$66,000	$64,500
Audit-related fees	6,300	13,500
Tax fees	7,300	7,250
All other fees	-	-
Total	$86,600	$82,250

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years.

Audit-related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, fees related to consents and other accounting consulting.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)

10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.17	Form of Note Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.18	Form of Note (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
14.1	Code of Ethics (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
16.1	Reserved.
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1	Audit Committee Charter (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
99.2	Nominating Committee Charter (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
99.3	Compensation Committee Charter (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aeluma, Inc.

Date: September 27, 2024	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and indicated below on September 27, 2024.

Signature	Title

/s/ Jonathan Klamkin	Chairman, Chief Executive Officer, Principal Financial Officer and President
Jonathan Klamkin	(Principal Executive Officer & Principal Financial Officer)

/s/ Steven DenBaars	Director
Steven DenBaars

/s/ Craig Ensley	Director
Craig Ensley

/s/ John Paglia	Director
John Paglia