Form 10-Q
period 2024-09-30
Aeluma, Inc.
filed 2024-11-08
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, there were 12,178,424 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2024 (unaudited)	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$3,502,520	$1,291,072
Accounts receivable	322,189	60,004
Deferred compensation, current portion	13,152	20,133
Prepaids and other current assets	189,129	21,637
Total current assets	4,026,990	1,392,846
Property and equipment:
Equipment	1,533,131	1,531,494
Leasehold improvements	546,864	546,864
Accumulated depreciation	(708,005)	(608,630)
Property and equipment, net	1,371,990	1,469,728
Intangible assets	6,083	6,833
Right of use asset - facility	930,782	961,626
Other assets	13,014	13,014
Total assets	$6,348,859	$3,844,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$238,100	$317,237
Accrued expenses and other current liabilities	215,287	180,706
Lease liability, current portion	131,090	128,743
Derivative liabilities	2,046,695	-
Total current liabilities	2,631,173	626,686
Lease liability, long term portion	907,407	941,200
Convertible notes (Note 3)	1,096,646	-
Total liabilities	4,635,226	1,567,886
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at September 30, 2024 and June 30, 2024	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 12,178,424 shares issued and outstanding at September 30, 2024 and June 30, 2024	1,218	1,218
Additional paid-in capital	16,066,395	15,899,304
Accumulated deficit	(14,353,980)	(13,624,361)
Total stockholders’ equity	1,713,633	2,276,161
Total liabilities and stockholders’ equity	$6,348,859	$3,844,047

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,
	2024	2023
Revenue (Note 2)	$480,735	$32,400
Operating expenses:
Cost of revenue	314,575	15,139
Research and development	401,074	834,869
General and administrative	496,466	665,103
Total operating expenses	1,212,115	1,515,111
Loss from operations	(731,380)	(1,482,711)
Other income (expense):
Interest income	102	402
Amortization of discount on convertible notes	(144,776)
Changes in fair value of derivative liabilities	146,435	-
Total other income (expense)	1,761	402
Loss before income tax expense	(729,619)	(1,482,309)
Income tax expense	-	-
Net loss	$(729,619)	$(1,482,309)
Loss per share - basic and diluted	$(0.06)	$(0.12)
Weighted average common shares outstanding - basic and diluted	12,178,424	12,669,229

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2024 and 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance, January 1, 2024	12,178,424	$1,218	$15,899,304	$(13,624,361)	$2,276,161
Stock-based compensation	-	-	167,091	-	167,091
Net loss	-	-	-	(729,619)	(729,619)
Balance, March 31, 2024	12,178,424	$1,218	$16,066,395	$(14,353,980)	$1,713,633

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock-based compensation	-	-	240,577	-	240,577
Net loss	-	-	-	(1,482,309)	(1,482,309)
Balance, September 30. 2023	12,167,930	$1,217	$15,407,715	$(10,544,375)	$4,864,557

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(729,619)	$(1,482,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	6,981	11,957
Stock-based compensation expense	167,091	240,577
Depreciation and amortization expense	100,125	69,784
Amortization of discount on convertible notes	144,776	-
Changes in fair value of derivative liabilities	(146,435)	-
Change in accounts receivable	(262,185)	178,339
Change in prepaids and other current assets	(167,492)	(204,072)
Change in accounts payable	(79,137)	(141,911)
Change in accrued expenses and other current liabilities	33,980	24,273
Net cash used in operating activities	(931,915)	(1,303,362)
Investing activities:
Purchase of equipment	(1,637)	(6,597)
Payment for leasehold improvements	-	(503)
Net cash used in investing activities	(1,637)	(7,100)
Financing activities:
Repurchase of common stock	-	(4,001)
Proceeds from convertible notes issuance	3,145,000	-
Net cash provided by (used in) financing activities	3,145,000	(4,001)
Net change in cash	2,211,448	(1,314,463)
Cash, beginning of period	1,291,072	5,071,690
Cash, end of period	$3,502,520	$3,757,227

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

Going Concern

The Company incurred a net loss of $729,619 and $1,482,309 for the three months ended September 30, 2024 and 2023, respectively, and has accumulated deficit of $14,353,980 at September 30, 2024. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Convertible Debt Instruments

The Company evaluates agreements, including any convertible debt instruments to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create additional debt discount to the host instrument.  The Company amortizes the respective debt discount over the term of the notes, using the effective interest method.

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

The carrying values of the Company’s cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the relatively short maturity of these items. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

For recurring fair value measurement categorized within Level 3 assets and liabilities include those whose value is determined using market standard valuation technique described below. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. The Company’s embedded derivatives are classified in Level 3 using Black-Scholes option-pricing model since their values include significant unobservable inputs.

The derivative liabilities are recognized at fair value on a recurring basis at September 30, 2024 and are Level 3 measurements. There have been no transfers between levels.

Fair Value of Embedded Derivatives
Beginning balance at July 1, 2024	$-
New derivative liabilities	2,193,130
Change in fair value of derivative liabilities	(146,435)
Ending balance at September 30, 2024	$2,046,695

The fair value of the embedded derivatives in our convertible notes at the balance sheet date were valued using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2024
Stock price	$3.17
Expected volatility	118.7%
Expected term	1.7 years
Dividend yield	0.00%
Risk-free interest rate	3.76%

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

For the three months ended September 30, 2024, the Company was awarded two government contracts of $11,866,384 for providing services and delivering materials. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue over an expected term of 36 months.

For the three months ended September 30, 2024, the Company recognized its revenue of $480,735, of which $430,735 was from government contracts and $50,000 was from product sales for sampling purchases. As of September 30, 2024, the aggregate amount to remaining performance obligations for the government contracts was $12,126,473.

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

Note 3 – Convertible Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3,145,000 to 10 accredited investors, pursuant to a private note financing. The Notes mature in June 2026 and do not carry any interest. The Notes are convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5,000,000 to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company does not complete qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically convert without any further action by the Holder into shares of the Company’s common stock equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provides that if there is a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price is dependent upon the type of Conversion Event that occurs, the Note does carry a ceiling and floor price: the applicable conversion price will not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor will the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. The Floor Price for the investors who participated in this initial closing is equal to $2.47 or $2.68 per share. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors that are part of a different closing, should the Company hold additional closings. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

The Note Purchase Agreement also contains customary representation and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The Company analyzed the embedded features of the convertible notes and the debt discount is being amortized over the term of the convertible notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date. See Fair Value of Financial Instruments in Note 2 – Summary of Significant Accounting Policies for additional information.

As of September 30, 2024, the Company’s convertible notes are as follows:

Principal amounts of convertible notes	$3,145,000
Less: unamortized debt discount	(2,048,354)
Convertible notes, net of discount	$1,096,646

Note 4 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of September 30, 2024.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer, and 1,623,920 shares of common stock to Lee McCarthy, Director, interim Chief Financial Officer and Chief Operations Officer, for an aggregate sum of $10,000 each. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At September 30 2024, Jonathan Klamkin had 1,596,855 vested shares and 27,065 unvested shares, and Lee McCarthy had 974,350 vested shares. On November 17, 2022, Lee McCarthy left the Company and, on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4,001, the initial purchase price of these shares.

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

Note 5 – Stock-Based Compensation

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

For the three months ended September 30, 2024 and 2023, $6,981 and $11,957, respectively, have been amortized in the consolidated statements of operations. At September 30, 2024, $13,152 of deferred compensation included in the balance sheets is expected to be expensed within 9 months.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance at July 1, 2024	10,597	$1.90
Issued	-	-
Vested	(3,674)	1.90
Forfeited	-	-
Ending balance at September 30, 2024	6,923	$1.90

	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance at July 1, 2023	75,293	$1.97
Issued	-	-
Vested	(53,674)	1.99
Forfeited	-	-
Ending balance at September 30, 2023	21,619	$1.90

Stock Options

During the three months ended September 30, 2023, the Company issued 6,500 options to purchase common stock to consultants. The options expire in 10 years and have an exercise prices that range from $2.90 to $3.90 with immediate vesting.

During the three months ended December 31, 2023, the Company issued 7,000 options to purchase common stock to a consultant. The options expire in 10 years and have an exercise price that ranges from $2.50 to $3.43 with immediate vesting.

During the three months ended March 31, 2024, the Company issued 6,500 options to purchase common stock to consultants. The options expire in 10 years and have an exercise prices that range from $2.99 to $3.50 with immediate vesting. During the three months ended March 31, 2024, the Company issued 100,821 options to purchase common stock to the board of directors. The options expire in 10 years and vest in nine months with an exercise price of $2.99.

During the three months ended September 30, 2024, the Company issued 12,000 options to purchase common stock to a consultant. The options expire in 10 years and have vest equally in twelve months with an exercise price of $3.13.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for the period presented:

	Three Months Ended September 30,
	2024	2023
Weighted-average fair value	$2.53	$2.71
Expected volatility	113.9%	104.9% - 106.4%
Expected term	5.3 years	5.0 years - 6.2 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.10%	3.94% - 4.62%

For the three months ended September 30, 2024 and 2023, stock-based compensation expenses for options granted were $167,091 and $240,577, respectively. Unrecognized stock-based compensation expense was $675,461 and the average expected recognition period was 1.1 years as of September 30, 2024.

The following is a schedule summarizing stock option activities for the periods presented:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,446	$2.41	$1,257,520
Granted	12,000	3.13
Exercised	-	-
Expired/cancelled	(23,959)	2.39
Outstanding at September 30, 2024	1,056,487	$2.42	$794,863
Exercisable at September 30, 2024	740,480	$2.35	$612,870

(1)	Represents the excess of the fair value on the last day of period (which was $3.17 as of September 30, 2024) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	6,500	3.32
Exercised	-	-
Expired/cancelled	(45,000)	2.00
Outstanding at September 30, 2023	995,500	$2.33	$965,500
Exercisable at September 30, 2023	441,059	$2.18	$461,229

(1)	Represents the excess of the fair value on the last day of period (which was $3.30 as of September 30, 2023) over the exercise price, multiplied by the number of options.

Note 6 – Facility Operating Lease

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2024:

For the years ending June 30,
Remainder of 2025	$127,181
2026	173,454
2027	177,791
2028	182,235
2029	186,791
Thereafter	337,732
Total	1,185,184
Less imputed interest	(146,687)
Total lease liability	1,038,497
Less: lease liability, current portion	131,090
Lease liability, long term portion	$907,407

The lease term and the discount rate for the lease at September 30, 2024 is 6.5 years and 4.00%, respectively. The total lease expenses were $41,441 and $44,914 for the three months ended September 30, 2024 and 2023, respectively. The variable costs for common area operating expenses and electricity were $83,535 and $93,046 for the three months ended September 30, 2024 and 2023, respectively.

Note 7 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of September 30, 2024:

Number of Shares	Exercise Price	Expiration Date
286,672	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
29,067	3.00	December 22, 2027
4,933	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
421,258

Note 8 – Concentration of Credit Risk and Significant Customers

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended September 30,
	2024	2023
Customer A	35.8%	*
Customer B	21.5%	*
Customer C	10.4%	*
Customer D	10.4%	*
Customer E	10.4%	*
Customer F	*	100.0%
Customer G	*	*

*	Less than 10% of total

Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of September 30,
	2024	2023
Customer A	53.4%	*
Customer B	*	*
Customer C	15.5%	*
Customer D	15.5%	*
Customer E	15.5%	*
Customer F	*	*
Customer G	*	100.0%

*	Less than 10% of total

Customer A, B, C and D are government agencies.

Note 9 – Subsequent Event

The Company has evaluated subsequent events through the filing date or the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2024.

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

Recent Government Contract

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

Private Placements

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3,145,000 to 10 accredited investors, pursuant to a private note financing. The Notes mature in June 2026 and do not carry any interest. The Notes are convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5,000,000 to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company does not complete qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically convert without any further action by the Holder into shares of the Company’s common stock equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provides that if there is a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price is dependent upon the type of Conversion Event that occurs, the Note does carry a ceiling and floor price: the applicable conversion price will not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor will the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. The Floor Price for the investors who participated in this initial closing is equal to $2.68 per share. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors that are part of a different closing, should the Company hold additional closings. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

The Note Purchase Agreement (“NPA”) also contains customary representation and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

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

General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. In addition, general and administrative expenses include third-party consulting, legal, insurance, audit and accounting services, and office lease and utility expenses.

Other Income (Expense)

Interest income consists primarily of interest earned in interest-bearing savings account in bank.

Amortization of discount on convertible notes represents the non-cash interest expense associated with the amortization of convertible notes issued to our debtholders.

Changes in the fair value of derivative liabilities reflect valuation changes in the derivatives held by the Company.

Income Tax Expense

Income tax expense consists primarily of income taxes in certain state jurisdictions in which we conduct business.

Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 31, 2023

Our results of operations for the three ended September 30, 2024, as compared to the same period of 2023, were as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$480,735	$32,400	$448,335	n/m
Operating expenses	(1,212,115)	(1,515,111)	302,996	-20.0%
Other income (expense)	1,761	402	1,359	n/m
Loss before income tax expense	(729,619)	(1,482,309)	752,690	-50.8%
Income tax expense	-	-	-	-
Net loss	$(729,619)	$(1,482,309)	$752,690	-50.8%

Revenue: Revenue increased $448,335 to $480,735, of which $430,735 was from government contracts and $50,000 was from commercial product and service contract, for the three months ended September 30, 2024 from $32,400, all of which was from commercial product and service contracts for the same period in 2023.

Operating expenses: Operating expense decreased $302,996, or 20.0%, to $1,212,115 for the three months ended September 30, 2024 from $1,515,111 for the same period in 2023, due primarily to decreases in consulting and professional expenses, offset partially by increases in cost of revenue associated with increased revenue and higher seasonal utility charges.

Other income (expense): Other income (expense) consists of amortization of discount on convertible notes of ($144,776), changes in fair value of derivative liabilities of $146,435 and interest income of $102 for the three months ended September 30, 2024.

Income tax expense: We did not record income tax expense for either of the three months ended September 30, 2024 and 2023.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company’s results of operations or financial condition for the three months ended September 30, 2024.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $729,619 and $1,482,309 for the three months ended September 30, 2024 and 2023, respectively, and losses are expected to continue in the near term. The accumulated deficit was $14,353,980 at September 30, 2024. We have been funding our operations through the sale of common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2024, we had $3,502,520 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had working capital of $1,395,817 and $766,160 at September 30, 2024 and June 30, 2024, respectively. Current assets increased $2,634,144 to $4,026,990 at September 30, 2024 from $1,392,846 at September 30, 2024, primarily due to a $2,211,448 increase in cash. Current liabilities increased $2,004,487 to $2,631,173 at September 30, 2024 from $626,686 at June 30, 2024, due primarily to increases in derivative liabilities.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(931,915)	$(1,303,362)	$371,447	-28.5%
Investing activities	(1,637)	(7,100)	5,463	-76.9%
Financing activities	3,145,000	(4,001)	3,149,001	n/m
Increase (decrease) in cash	$2,211,448	$(1,314,463)	$3,525,911	-268.2%

Net cash used in our operating activities were $931,915 and $1,303,362 for the three months ended September 30, 2024 and 2023, respectively, due primarily to net losses of $729,619 and $1,482,309 for the three months ended September 30, 2024 and 2023, respectively.

Net cash used in our investing activities was $1,637 and $7,100 for the three months ended September 30, 2024 and 2023, respectively. Investing activities include purchase of equipment.

Net cash provided by our financing activities was $3,145,000 for the three months ended September 30, 2024 and net cash used in our financing activities was $4,001 for the same period of 2023. We received $3,145,000 from issuing convertible notes for the three months ended September 30, 20214 and paid $4,001 to purchase Lee McCarthy’s unvested restricted shares for the same period of 2023.

Critical Accounting Policies

During the three months ended September 30, 2024, there were no significant changes in our critical accounting policies. (not needed)

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2024, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended September 30, 2024 that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)

10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.17	Form of Note Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.18	Form of Note (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.19	Independent Director Agreement with Craig Ensley, effective as of December 14, 2023 (Incorporated by reference to the Registration Statement on Form S-1/A filed on October 7, 2024)
14.1	Code of Ethics (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
16.1	Reserved.
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to the Annual Report on Form 10-K on September 27, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: November 8, 2024	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)