Form 10-Q
period 2024-12-31
Aeluma, Inc.
filed 2025-02-11
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 7, 2025, there were 12,247,481 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2024 (unaudited)	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$3,063,059	$1,291,072
Accounts receivable	1,324,632	60,004
Deferred compensation	6,171	20,133
Prepaids and other current assets	136,307	21,637
Total current assets	4,530,169	1,392,846
Property and equipment:
Equipment	1,572,291	1,531,494
Leasehold improvements	546,864	546,864
Accumulated depreciation	(809,436)	(608,630)
Property and equipment, net	1,309,719	1,469,728
Intangible assets	5,333	6,833
Right of use asset - facility	899,623	961,626
Other assets	13,014	13,014
Total assets	$6,757,858	$3,844,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$182,932	$317,237
Accrued expenses and other current liabilities	172,414	180,706
Lease liability, current portion	133,460	128,743
Total current liabilities	488,806	626,686
Lease liability, long term portion	873,276	941,200
Derivative liabilities	5,048,174	-
Convertible notes (Note 3)	1,379,690	-
Total liabilities	7,789,946	1,567,886
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at December 31, 2024 and June 30, 2024	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 12,242,481 and 12,817,500 shares issued and outstanding at December 31, 2024 and June 30, 2024	1,224	1,218
Additional paid-in capital	16,215,492	15,899,304
Accumulated deficit	(17,248,804)	(13,624,361)
Total stockholders’ equity	(1,032,088)	2,276,161
Total liabilities and stockholders’ equity	$6,757,858	$3,844,047

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$1,612,519	$262,992	$2,093,254	$295,392
Operating expenses:
Cost of revenue	584,549	136,767	899,124	151,906
Research and development	268,061	651,099	669,135	1,485,968
General and administrative	370,311	603,925	866,777	1,269,028
Total operating expenses	1,222,921	1,391,791	2,435,036	2,906,902
Income (loss) from operations	389,598	(1,128,799)	(341,782)	(2,611,510)
Other income (expense):
Interest income	101	279	203	681
Amortization of discount on convertible notes	(283,043)	-	(427,819)	-
Changes in fair value of derivative liabilities	(3,001,480)	-	(2,855,045)	-
Total other income (expense), net	(3,284,422)	279	(3,282,661)	681
Loss before income tax expense	(2,894,824)	(1,128,520)	(3,624,443)	(2,610,829)
Income tax expense	-	-	-	-
Net loss	$(2,894,824)	$(1,128,520)	$(3,624,443)	$(2,610,829)
Loss per share - basic and diluted	$(0.24)	$(0.09)	$(0.30)	$(0.21)
Weighted average common shares outstanding - basic and diluted	12,212,403	12,167,930	12,195,415	12,418,579

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended December 31, 2024 and 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2024	12,178,424	$1,218	$16,066,395	$(14,353,980)	$1,713,633
Stock options exercised	62,327	6	(6)	-	-
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	149,103	-	149,103
Net loss	-	-	-	(2,894,824)	(2,894,824)
Balance, December 31, 2024	12,242,481	$1,224	$16,215,492	$(17,248,804)	$(1,032,088)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2023	12,167,930	$1,217	$15,407,715	$(10,544,375)	$4,864,557
Stock-based compensation	-	-	135,919	-	135,919
Net loss	-	-	-	(1,128,520)	(1,128,520)
Balance, December 31. 2023	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956

Six Months Ended December 31, 2024 and 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1,218	$15,899,304	$(13,624,361)	$2,276,161
Stock options exercised	62,327	6	(6)	-	-
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	316,194	-	316,194
Net loss	-	-	-	(3,624,443)	(3,624,443)
Balance, December 31, 2024	12,242,481	$1,224	$16,215,492	$(17,248,804)	$(1,032,088)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock-based compensation	-	-	376,496	-	376,496
Net loss	-	-	-	(2,610,829)	(2,610,829)
Balance, December 31, 2023	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2024	2023
Operating activities:
Net loss	$(3,624,443)	$(2,610,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	13,962	18,938
Stock-based compensation expense	316,194	376,496
Depreciation and amortization expense	202,306	131,783
Amortization of discount on convertible notes	427,819	-
Changes in fair value of derivative liabilities	2,855,045	-
Changes in operating assets and liabilities:
Change in accounts receivable	(1,264,628)	(3,753)
Change in prepaids and other current assets	(114,670)	(135,704)
Change in accounts payable	(134,305)	(298,974)
Change in accrued expenses and other current liabilities	(9,496)	41,698
Net cash used in operating activities	(1,332,216)	(2,480,345)
Investing activities:
Purchase of equipment	(40,797)	(164,290)
Net cash used in investing activities	(40,797)	(164,290)
Financing activities:
Repurchase of common stock	-	(4,001)
Proceeds from convertible notes issuance	3,145,000	-
Net cash provided by (used in) financing activities	3,145,000	(4,001)
Net change in cash	1,771,987	(2,648,636)
Cash, beginning of period	1,291,072	5,071,690
Cash, end of period	$3,063,059	$2,423,054

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large diameter substrates that are commonly used to manufacture mass market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology is broadly applicable across mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology and applications.

Going Concern

The Company incurred a net loss of $3,624,443 and $2,610,829 for the six months ended December 31, 2024 and 2023, respectively, and has accumulated deficit of $17,248,804 at December 31, 2024. In addition, the Company is in the research and development stage and has generated limited revenue to date. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, develop or enhance its sensors in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Convertible Debt Instruments

The Company evaluates agreements, including any convertible debt instruments to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create additional debt discount to the host instrument.  The Company amortizes the respective debt discount over the term of the notes, using the effective interest method. See Note 3 – Convertible Notes.

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

The derivative liabilities are recognized at fair value on a recurring basis at December 31, 2024 and are Level 3 measurements. There have been no transfers between levels.

Fair Value of Embedded Derivatives
Beginning balance at July 1, 2024	$-
New derivative liabilities	2,193,129
Change in fair value of derivative liabilities	2,855,045
Ending balance at December 31, 2024	$5,048,174

The fair value of the embedded derivatives in our convertible notes at the balance sheet date were valued using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2024
Stock price	$7.65
Expected volatility	128.3%
Expected term	1.5 years
Dividend yield	0.00%
Risk-free interest rate	4.21%

Property and Equipment

Property, equipment and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the less of the remaining lease term or the estimated useful life of the improvements. Repairs and maintenance to these assets are charged to expenses as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

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

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for research and development related services and small-volume orders.

●	Government contracts: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement and fixed firm price terms.

For the three and six months ended December 31, 2024, the Company was awarded two government contracts of $11,866,384 for providing services and delivering materials. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue over an expected term of 36 months.

For the three months ended December 31, 2024, the Company recognized its revenue of $1,612,519, of which $1,461,524 was from government contracts and $150,995 was from product sales for sampling purposes or development. For the six months ended December 31, 2024, the Company recognized its revenue of $2,093,254, of which $1,892,259 was from government contracts and $200,995 was from product sales for sampling purposes or development. As of December 31, 2024, the aggregate amount to remaining performance obligations for the government contracts was $10,664,948.

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

Note 3 – Convertible Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3,145,000 to 10 accredited investors, pursuant to a private note financing. The Notes mature in June 2026 and do not carry any interest. The Notes are convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5,000,000 to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company does not complete qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically convert without any further action by the Holder into shares of the Company’s common stock equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provides that if there is a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price is dependent upon the type of Conversion Event that occurs, the Note does carry a ceiling and floor price: the applicable conversion price will not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor will the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors that are part of different closings. The Floor Price for the investors who participated in the closings is equal to $2.47 or $2.68 per share. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

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

As of December 31, 2024, the Company’s convertible notes are as follows:

Principal amounts of convertible notes	$3,145,000
Less: unamortized debt discount	(1,765,310)
Convertible notes, net of discount	$1,379,690

Note 4 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of December 31, 2024.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer for $10,000. Initially 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At December 31, 2024, all shares of Jonathan Klamkin vested.

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

In March 2022, the Company signed an agreement to issue 150,000 shares of common stock valued at $300,000 to a consultant for providing consulting services to the Company for eighteen months. Related to these issuances, the Company has recorded deferred compensation of $300,000, which was expensed as consulting expense in the consolidated statements of operation over the eighteen months.

For the three months ended December 31, 2024 and 2023, $6,981 have been amortized in the consolidated statements of operations and, for the six months ended December 31, 2024 and 2023, $13,962 and $18,938, respectively, have been amortized in the consolidated statements of operations. At December 31, 2024, $6,171 of deferred compensation included in the balance sheets is expected to be expensed within six months.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	December 31, 2024
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	6,923	$1.90	10,597	$1.90
Issued	-	-	-	-
Vested	(3,674)	1.90	(7,348)	1.90
Forfeited	-	-	-	-
Ending balance	3,249	$1.90	3,249	$1.90

	December 31, 2023
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	21,619	$1.90	75,293	$1.97
Issued	-	-	-	-
Vested	(3,675)	1.90	(57,349)	1.99
Forfeited	-	-	-	-
Ending balance	17,944	$1.90	17,944	$1.90

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

During the three months ended December 31, 2024, the Company issued 54,000 options to purchase common stock to consultants. The options expire in 10 years and have an exercise prices that range from $2.97 to $3.51 with vesting periods from six months to two years.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions for to estimate the fair value of stock options for the period presented:

	Six Months Ended December 31,
	2024	2023
Weighted-average fair value	$1.89	$2.48
Expected volatility	113.9% - 122.4%	104.9% - 106.6%
Expected term	1.0 years - 5.3 years	5.0 years - 6.2 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.87% - 4.31%	3.94% - 4.92%

For the three months ended December 31, 2024 and 2023, stock-based compensation expenses for options granted were $149,103 and $135,919, respectively. For the six months ended December 31, 2024 and 2023, stock-based compensation expenses for options granted were $316,194 and $376,496, respectively Unrecognized stock-based compensation expense was $620,570 and the average expected recognition period was 1.0 years as of December 31, 2024.

The following is a schedule summarizing stock option activities for the periods presented:

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2024	1,056,487	$2.42	$794,863
Granted	54,000	3.12
Exercised	(155,666)	2.11
Expired/forfeited	-	-
Outstanding at December 31, 2024	954,821	$2.51	$4,908,085
Exercisable at December 31, 2024	665,348	$2.44	$3,469,609

Outstanding at October 1, 2023	995,500	$2.33	$965,500
Granted	7,000	2.90
Exercised	-	-
Expired/forfeited	(41,375)	2.09
Outstanding at December 31, 2023	961,125	$2.35	$566,485
Exercisable at December 31, 2023	481,560	$2.20	$350,521

(1)	Represents the excess of the fair value on the last day of period (which was $7.65 and $2.90 as of December 31, 2024 and 2023, respectively) over the exercise price, multiplied by the number of options.

Six Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,000	$2.41	$1,257,520
Granted	66,000	3.12
Exercised	(155,666)	2.11
Expired/forfeited	(23,959)	2.39
Outstanding at December 31, 2024	954,821	$2.51	$4,908,085
Exercisable at December 31, 2024	665,348	$2.44	$3,469,609

Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	13,500	3.11
Exercised	-	-
Expired/forfeited	(86,375)	2.04
Outstanding at December 31, 2023	961,125	$2.35	$566,485
Exercisable at December 31, 2023	481,560	$2.20	$350,521

(1)	Represents the excess of the fair value on the last day of period (which was $7.65 and $2.90 as of December 31, 2024 and 2023, respectively) over the exercise price, multiplied by the number of options.

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

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2024:

For the years ending June 30,
Remainder of 2025	$85,138
2026	173,454
2027	177,791
2028	182,235
2029	186,791
Thereafter	337,732
Total	1,143,141
Less imputed interest	(136,405)
Total lease liability	1,006,736
Less: lease liability, current portion	133,460
Lease liability, long term portion	$873,276

The lease term and the discount rate for the lease at December 31, 2024 is 6.3 years and 4.00%, respectively. The total lease expenses were $41,441 and $49,344 for the three months ended December 31, 2024 and 2023, respectively, and $82,882 and $94,258 for the six months ended December 31, 2024 and 2023, respectively. The variable costs for common area operating expenses and electricity were $54,480 and $58,800 for the three months ended December 31, 2024 and 2023, respectively and $138,015 and $151,846 for the six months ended December 31, 2024 and 2023, respectively.

Note 7 – Warrants to Purchase Common Stock

In connection with the Offering held from December 2022 through May 2023, the Company issued warrants of 85,653 to purchase common stock to the Placement Agents. The warrants carry a term of 5 years and an exercise price of $3.00.

The following warrants to purchase common stock were outstanding as of December 31, 2024:

Number of Shares	Exercise Price	Expiration Date
286,672	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
27,032	3.00	December 22, 2027
4,588	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
418,878

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

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended December 31		Six Months Ended December 31,
	2024	2023	2024	2023
Customer A	*	46.8%	11.4%	41.6%
Customer B	*	53.2%	*	47.4%
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	76.2%	*	58.7%	*
Customer F	*	*	*	11.0%
Customer G	*	*	*	*

*	Less than 10% of total

Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	December 31, 2024	June 30, 2023
Customer A	*	*
Customer B	*	*
Customer C	*	18.3%
Customer D	*	27.7%
Customer E	80.2%	*
Customer F	*	*
Customer G	11.4%	53.9%

*	Less than 10% of total

Customer A, B, C, D and E are government agencies.

Note 9 – Subsequent Event

The Company has evaluated subsequent events through the filing date or the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of December 31, 2024.

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

Overview

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large diameter substrates that are commonly used to manufacture mass market microelectronics. This enables cost effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology and applications.

Aeluma is a transformative semiconductor company specializing in high-performance technology that scales. Applications include mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance commuting, and quantum computing. Aeluma aims to break out of traditional manufacturing to expand the reach of its technology into mass markets. The demand for higher performance semiconductors in consumer markets is increasing (https://www.marketsandmarkets.com/Market-Reports/shortwave-ir-market-52975079.html). Aeluma’s disruptive technology is scalable, cost effective, while not sacrificing performance.

Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices including lasers, transistors, and solar cells.

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

We will continue to develop our technology that includes novel materials and devices based on our core intellectual property. Our primary focus is to manufacture high-performance semiconductor technologies that scale for mass markets. Aeluma operates an R&D/manufacturing facilities at its headquarters in Goleta, California, and has developed relationships with volume fabrication foundries and packaging partners. We will continue to mature our manufacturing processes to further our commercialization traction. We have generated revenue through various customer and government contracts, including small-volume orders, engineering sample evaluations, non-recurring engineering (NRE) development efforts, and R&D projects. We will continue to perform on these various efforts, expand our business development and marketing efforts, further engage with our manufacturing partners, and continue our efforts toward volume production and commercialization. We expect to rely on such external capabilities to scale our production capacity in support of high-volume markets.

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

Results of Operations

Our results of operations for the six months ended December 31, 2024, as compared to the same period of 2023, were as follows:

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$2,093,254	$295,392	$1,797,862	n/m
Operating expenses	(2,435,036)	(2,906,902)	471,866	16.2%
Other income (expense)	(3,282,661)	681	(3,283,342)	n/m
Loss before income tax expense	(3,624,443)	(2,610,829)	(1,013,614)	-38.8%
Income tax expense	-	-	-	-
Net loss	$(3,624,443)	$(2,610,829)	$(1,013,614)	-38.8%

Revenue: Revenue increased $1,797,862 to $2,093,254, of which $1,892,261 was from government contracts and $200,993 was from commercial product and service contract, for the six months ended December 31, 2024 from $295,392 of which $262,992 was from government contracts and $32,400 was from commercial product and service contract, for the same period in 2023.

Operating expenses: Operating expenses decreased $471,866, or 16.2%, to $2,435,036 for the six months ended December 31, 2024 from $2,906,902 for the same period in 2023, due primarily to decreases in consulting and professional expenses and less purchases for R&D activities.

Other income (expense): Other income (expense) consists of amortization of discount on convertible notes of ($427,819), changes in fair value of derivative liabilities of ($2,855,045) and interest income of $203 for the six months ended December 31, 2024.

Income tax expense: We did not record income tax expense for either of the six months ended December 31, 2024 and 2023.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,624,443 and $2,610,829 for the six months ended December 31, 2024 and 2023, respectively, and losses are expected to continue in the near term. The accumulated deficit was $17,248,804 at December 31, 2024. We have been funding our operations through the sale of convertible notes and common stock in private placement transactions.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2024, we had $3,063,059 of cash and cash equivalents. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

We had working capital of $4,041,363 and $766,160 at December 31, 2024 and June 30, 2024, respectively. Current assets increased $3,137,323 to $4,530,169 at December 31, 2024 from $1,392,846 at December 31, 2024, primarily due to a $1,771,987 increase in cash and a $1,264,628 increase in accounts receivable. Current liabilities decreased $137,880 to $488,806 at December 31, 2024 from $626,686 at June 30, 2024, due primarily to decrease in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,332,216)	$(2,480,345)	$1,148,129	-46.3%
Investing activities	(40,797)	(164,290)	123,493	-75.2%
Financing activities	3,145,000	(4,001)	3,149,001	n/m
Increase (decrease) in cash	$1,771,987	$(2,648,636)	$4,420,623	-166.9%

Net cash used in our operating activities were $1,332,216 and $2,480,345 for the six months ended December 31, 2024 and 2023, respectively, due primarily to net losses of $3,624,443 and $2,610,829 for the six months ended December 31, 2024 and 2023, respectively.

Net cash used in our investing activities was $40,797 and $164,290 for the six months ended December 31, 2024 and 2023, respectively. Investing activities include purchase of equipment.

Net cash provided by our financing activities was $3,145,000 for the six months ended December 31, 2024 and net cash used in our financing activities was $4,001 for the same period of 2023. We received $3,145,000 from issuing convertible notes for the six months ended December 31, 2024 and paid $4,001 to purchase unvested restricted shares for the same period of 2023.

Critical Accounting Policies

During the three and six months ended December 31, 2024, there were no significant changes in our critical accounting policies.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the quarter ended December 31, 2024 that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Aeluma, Inc.

Date: February 11, 2025	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Principal Financial Officer (Principal Executive Officer and Principal Financial Officer)