Form 10-Q
period 2025-03-31
Aeluma, Inc.
filed 2025-05-09
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42570

AELUMA, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	85-2807351
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

27 Castilian Drive Goleta, California 93117
(Address of Principal Executive Offices)

(805) 351-2707

(Registrant’s telephone number, including area code)

(Former name and address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	ALMU	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of May 7, 2025, there were 15,795,467 shares of the issuer’s common stock, $0.0001 par value per share, outstanding and no share of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2025 (unaudited)	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$3,865,659	$1,291,072
Certificate of deposit	12,000,000	-
Accounts receivable	1,143,417	60,004
Deferred compensation	3,086	20,133
Prepaids and other current assets	213,833	21,637
Total current assets	17,225,995	1,392,846
Property and equipment:
Equipment	1,616,669	1,531,494
Leasehold improvements	546,864	546,864
Accumulated depreciation	(913,530)	(608,630)
Property and equipment, net	1,250,003	1,469,728
Intangible assets	4,583	6,833
Right of use asset - facility	868,145	961,626
Other assets	13,014	13,014
Total assets	$19,361,740	$3,844,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$173,207	$317,237
Accrued expenses and other current liabilities	216,782	180,706
Lease liability, current portion	135,854	128,743
Total current liabilities	525,843	626,686
Lease liability, long-term portion	838,802	941,200
Total liabilities	1,364,645	1,567,886
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at March 31, 2025 and June 30, 2024	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 15,795,467 and 12,817,500 shares issued and outstanding at March 31, 2025 and June 30, 2024	1,579	1,218
Additional paid-in capital	33,783,427	15,899,304
Accumulated deficit	(15,787,911)	(13,624,361)
Total stockholders’ equity	17,997,095	2,276,161
Total liabilities and stockholders’ equity	$19,361,740	$3,844,047

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$1,254,966	$343,894	$3,348,220	$639,286
Operating expenses:
Cost of revenue	413,085	233,585	1,312,209	385,491
Research and development	470,979	620,285	1,140,114	2,106,253
General and administrative	1,202,372	452,792	2,069,149	1,721,820
Total operating expenses	2,086,436	1,306,662	4,521,472	4,213,564
Loss from operations	(831,470)	(962,768)	(1,173,252)	(3,574,278)
Other income (expense):
Interest income	2,558	198	2,761	879
Other expense	-	(81)	-	(81)
Amortization of discount on convertible notes	(287,298)	-	(715,117)	-
Changes in fair value of derivative liabilities	2,577,103	-	(277,942)	-
Total other income (expense), net	2,292,363	117	(990,298)	798
Income (loss) before income tax expense	1,460,893	(962,651)	(2,163,550)	(3,573,480)
Income tax expense	-	-	-	-
Net income (loss)	$1,460,893	$(962,651)	$(2,163,550)	$(3,573,480)
Net income (loss) per share:
Basic	$0.12	$(0.08)	$(0.18)	$(0.29)
Diluted	$0.11	$(0.08)	$(0.18)	$(0.29)
Weighted average common shares outstanding:
Basic	12,472,061	12,175,195	12,286,284	12,338,041
Diluted	13,206,919	12,175,195	12,286,284	12,338,041

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2025	12,242,481	$1,224	$16,215,492	$(17,248,804)	$(1,032,088)
Issuance of common stock, net of offering costs (Note 4)	2,628,571	263	12,587,176	-	12,587,439
Conversion of convertible notes (Note 3)	898,573	89	1,666,899	-	1,666,988
Conversion of derivative liabilities (Note 2)	-	-	2,471,071	-	2,471,071
Stock options exercised	25,842	3	9,997	-	10,000
Stock warrants exercised	-	-	-	-	-
Stock-based compensation	-	-	832,792	-	832,792
Net income	-	-	-	1,460,893	1,460,893
Balance, March 31, 2025	15,795,467	$1,579	$33,783,427	$(15,787,911)	$17,997,095

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2024	12,167,930	$1,217	$15,543,634	$(11,672,895)	$3,871,956
Stock warrant exercised	10,494	1	(1)	-	-
Stock-based compensation	-	-	191,844	-	191,844
Net loss	-	-	-	(962,651)	(962,651)
Balance, March 31, 2024	12,178,424	$1,218	$15,735,477	$(12,635,546)	$3,101,149

Nine Months Ended March 31, 2025 and 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1,218	$15,899,304	$(13,624,361)	$2,276,161
Issuance of common stock, net of offering costs (Note 4)	2,628,571	263	12,587,176	-	12,587,439
Conversion of convertible notes (Note 3)	898,573	89	1,666,899	-	1,666,899
Conversion of derivative liabilities (Note 2)	-	-	2,171,071	-	2,171,071
Stock options exercised	88,169	9	9,991	-	10,000
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	1,148,986	-	1,148,986
Net loss	-	-	-	(2,163,550)	(2,163,550)
Balance, March 31, 2025	15,795,467	$1,579	$33,783,427	$(15,787,911)	$17,997,095

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1,282	$15,171,074	$(9,062,066)	$6,110,290
Repurchase of common stock	(649,570)	(65)	(3,936)	-	(4,001)
Stock options exercised	10,494	1	(1)	-	-
Stock-based compensation	-	-	568,340	-	568,340
Net loss	-	-	-	(3,573,480)	(3,573,480)
Balance, March 31, 2024	12,178,424	$1,218	$15,735,477	$(12,635,546)	$3,101,149

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(2,163,550)	$(3,573,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	17,047	25,920
Stock-based compensation expense	1,148,986	568,340
Depreciation and amortization expense	307,150	211,196
Amortization of discount on convertible notes	715,117	-
Changes in fair value of derivative liabilities	277,942	-
Changes in operating assets and liabilities:
Change in accounts receivable	(1,083,413)	41,739
Change in prepaids and other current assets	(192,196)	(76,170)
Change in accounts payable	(144,030)	(114,561)
Change in accrued expenses and other current liabilities	34,270	40,826
Net cash used in operating activities	(1,082,677)	(2,876,190)
Investing activities:
Purchase of equipment	(85,175)	(316,934)
Net cash used in investing activities	(85,175)	(316,934)
Financing activities:
Repurchase of common stock	-	(4,001)
Proceeds from stock option exercise	10,000	-
Proceeds from convertible notes issuance (Note 3)	3,145,000	-
Proceeds from Public Offering, net of offering costs (Note 4)	12,587,439	-
Net cash provided by (used in) financing activities	15,742,439	(4,001)
Net change in cash and cash equivalent, and certificate of deposit	14,574,587	(3,197,125)
Cash and cash equivalent, and certificate of deposit, beginning of period	1,291,072	5,071,690
Cash and cash equivalent, and certificate of deposit, end of period	$15,865,659	$1,874,565

Supplemental non-cash disclosures:
Conversion of convertible notes to stockholders’ equity	$1,666,988	-
Conversion of derivative liabilities to stockholders’ equity	$2,471,071	-

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company

Aeluma, Inc. (the “Company”) develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates commonly used to manufacture mass market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices and other applications. Aeluma’s technology is broadly applicable across mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets related to its materials, manufacturing technology, and applications.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated financial statements.

Cash and Cash Equivalents, and Certificate of Deposit

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company invests its excess cash in certificates of deposit issued by financial institutions with high credit ratings. As of March 31, 2025, the Company held a certificate of deposit with a carrying value of $12,000,000 and an accrued interest receivable of $2,459. The certificate of deposit has a seven-month maturity period, bears interest at a rate of 3.74%, and is subject to penalties for early withdrawal.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC, but at times may exceed federally insured limits.

Convertible Debt Instruments

The Company evaluates agreements, including any convertible debt instruments, to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create an additional debt discount to the host instrument.  The Company amortizes the respective debt discount over the term of the notes, using the effective interest method. See Note 3 – Convertible Notes.

Fair Value of Financial Instruments

As defined in Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses the market or income approach. Based on this approach, the Company utilizes certain assumptions about the risk inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and the reliability of the information used to determine fair values. As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Unadjusted quoted prices in active, accessible markets for identical assets or liabilities

Level 2 – Other inputs that are directly or indirectly observable in the marketplace

Level 3 – Unobservable inputs, which are supported by little or no market activity

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying values of the Company’s cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair value due to the relatively short maturity of these items. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

For recurring fair value measurement categorized within Level 3, assets and liabilities whose value is determined using a market standard valuation technique are included and described below. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. The Company’s embedded derivatives are classified in Level 3 using the Black-Scholes option-pricing model since their values include significant unobservable inputs.

During the three months ended March 31, 2025, holders of convertible promissory notes elected to convert the convertible notes into common stock. As part of the conversion, the Company remeasured the fair value of the embedded derivative liabilities immediately prior to conversion. The fair value of the embedded derivatives in our convertible notes as of the conversion date was determined based on a fair market value of $6.25 as of March 25, 2025.

All derivative liabilities were exercised, and as of March 31, 2025, the Company had no remaining outstanding derivative liabilities.

Fair Value of Embedded Derivatives
Beginning balance at July 1, 2024	$-
New derivative liabilities	2,193,129
Change in fair value of derivative liabilities	277,942
Conversion of derivative liabilities	(2,471,071)
Ending balance at March 31, 2025	$-

Property and Equipment

Property, equipment, and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lessor of the remaining lease term or the estimated useful life of the improvements. Repairs and maintenance to these assets are charged to expenses as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gains or losses arising from such transactions are recognized.

Intangible Assets

Intangible assets are associated with the Aeluma.com domain name and are amortized on a straight-line basis over 10 years.

Revenue Recognition

The Company follows a five-step approach for recognizing revenue: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expenses. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year. The Company currently draws revenue from two primary sources:

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for research and development-related services and small-volume orders.

●	Government contracts: Revenue is principally generated under research and development contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost reimbursement or fixed firm price terms.

For the nine months ended March 31, 2025, the Company was awarded two government contracts totaling $11,866,384 for the provision of services and delivery of materials. These awards are firm-fixed-price contracts, under which payment will be made upon completion of performance milestones. Revenue associated with these contracts will be recognized over the expected performance period of 36 months.

For the three months ended March 31, 2025, the Company recognized total revenue of $1,254,966, all of which was attributable to government contracts. For the nine months ended March 31, 2025, the Company recognized total revenue of $3,348,220, consisting of $3,147,225 from all obligated government contracts and $200,995 from product sales related to sampling or development activities. For the three months ended March 31, 2024, the Company recognized total revenue of $343,894, all of which was attributable to government contracts. For the nine months ended March 31, 2024, the Company recognized total revenue of $639,286, consisting of $606,886 from government contracts and $32,400 from product sales related to sampling or development activities.

As of March 31, 2025, total remaining performance obligations under the all obligated government contracts amounted to $9,409,984.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants and stock options, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the three months ended March 31, 2025, 734,858 shares—comprising 452,364 stock options and 282,494 stock warrants were considered dilutive and included in the calculation of diluted earnings per share. For the three months ended March 31, 2025, 405,521 stock options were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

Income Taxes

The Company is expected to have net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. The Company is currently analyzing the amount of loss carryforwards that will be available to reduce future taxable income. The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of their realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

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

Note 3 – Convertible Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3,145,000 to 10 accredited investors, pursuant to a private note financing. The Notes were set to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5,000,000 to the Company, if the Common Stock was uplisted to a national securities exchange or if neither of those such events occurred prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company did not complete a qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically converted without any further action by the Holder into shares of the Company’s common stock at a conversion price equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provided that if there was a Sale of the Company, as defined in the Note, the Holder could elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price was dependent upon the type of Conversion Event that occurred, the Note carried a ceiling and floor price: the applicable conversion price was not lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor was the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjusted in the event of a stock split or consolidation by the Company. Since the Floor Price was tied to the Closing Date, the Floor Price differed for investors who were part of different closings. The Floor Price for the investors who participated in the closings was equal to $2.47 or $2.68 per share. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

The Note Purchase Agreement also contained customary representations and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The Company analyzed the embedded features of the convertible notes and the debt discount is being amortized over the term of the convertible notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date. See Fair Value of Financial Instruments in Note 2 – Summary of Significant Accounting Policies for additional information.

On March 25, 2025, the Company determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3,145,000 in outstanding principal under the Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offering of Common Stock in Note 4 – Stockholders’ Equity

For the three and nine months ended March 31, 2025, the Company recorded discounts on convertible notes of $278,298 and $715,117, respectively. The carrying amount of convertible notes, totaling $1,666,988, including unamortized debt discount of $1,478,012, was reclassed to equity.

As of March 31, 2025, the Company’s convertible notes are as follows:

Principal amounts of convertible notes	$3,145,000
Less: unamortized debt discount	(1,478,012)
Convertible notes, net of discount	1,666,988
Conversion of convertible notes	(1,666,988)
Principal amounts of convertible notes	$-

Note 4 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of March 31, 2025.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock to Jonathan Klamkin, Director and Chief Executive Officer for $10,000. Initially, 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. At March 31, 2025, all shares of Jonathan Klamkin vested.

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

The Company filed the Registration Statement on Form S-1 with the SEC, and it was declared effective on March 26, 2025. As a result, the Company has satisfied the applicable filing and effectiveness obligations under the Registration Rights Agreement and does not expect to pay any damages pursuant to this agreement. Therefore, no liability has been recorded.

Public Offering of Common Stock

On March 26, 2025, the Company entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share. The Company also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The offering closed on March 28, 2025.

The offering was conducted pursuant to the Company’s registration statements on Form S-1 (File No. 333-285469), declared effective by the SEC on March 25, 2025, and on Form S-1MEF filed under Rule 462(b), effective March 26, 2025.

Total gross proceeds from the offering, including the over-allotment option, were $13,799,998. Net proceeds, after underwriting discounts and offering expenses, were $12,587,439. The Company intends to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

Under the terms of the UA, the Company provided a 7.0% underwriting discount per share and issued to the Underwriter warrants to purchase up to 5.0% of the total shares sold in the offering (including the over-allotment shares), with an exercise price equal to 115% of the public offering price. See Note 7 - Warrants

In connection with the offering, the Company, as well as its directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

Note 5 – Stock-Based Compensation

Restricted Stock Awards

The Company has entered into various consulting agreements that involved the issuance of common stock in exchange for future services. These agreements included time-based vesting provisions and repurchase rights tied to service terms. In connection with these agreements, the Company recorded deferred compensation for the fair value of the shares in excess of the amounts paid. The deferred compensation is recognized as consulting expense in the consolidated statements of operations over the respective service periods.

For the three months ended March 31, 2025 and 2024, $3,085 and $6,981, respectively, have been amortized as consulting expense in the consolidated statements of operations and, for the nine months ended March 31, 2025 and 2024, $17,047 and $25,919, respectively, have been amortized in the consolidated statements of operations. At March 31, 2025, $3,086 of deferred compensation included in the consolidated balance sheets is expected to be recognized as an expense within the next three months.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	March 31, 2025
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	3,249	$1.90	10,597	$1.90
Issued	-	-	-	-
Vested	(1,624)	1.90	(8,972)	1.90
Forfeited	-	-	-	-
Ending balance	1,625	$1.90	1,625	$1.90

	March 31, 2024
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	17,944	$1.90	75,293	$1.97
Issued	-	-	-	-
Vested	(3,674)	1.90	(61,023)	1.98
Forfeited	-	-	-	-
Ending balance	14,270	$1.90	14,270	$1.90

Common Stock Options

During the three months ended September 30, 2023, the Company granted 6,500 stock options to consultants. The options expire in 10 years and have exercise prices that range from $2.90 to $3.90 with immediate vesting.

During the three months ended December 31, 2023, the Company granted 7,000 stock options to a consultant. The options expire in 10 years and have an exercise price that ranges from $2.50 to $3.43 with immediate vesting.

During the three months ended March 31, 2024, the Company granted 6,500 stock options to consultants. The options expire in 10 years and have exercise prices that range from $2.99 to $3.50 with immediate vesting. During the three months ended March 31, 2024, the Company issued 100,821 options to purchase common stock to the board of directors. The options expire in 10 years and vest in nine months with an exercise price of $2.99.

During the three months ended September 30, 2024, the Company issued 12,000 stock options to a consultant. The options expire in 10 years and vest equally in twelve months with an exercise price of $3.13.

During the three months ended December 31, 2024, the Company granted 54,000 stock options to consultants. The options expire in 10 years and have exercise prices that range from $2.97 to $3.51 with vesting periods from six months to two years.

During the three months ended March 31, 2025, the Company granted 451,354 stock options to employees and directors. These options have a contractual term of 10 years and exercise prices ranging from $5.93 to $8.86. Vesting schedules vary by grant and range from one month to 48 months.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Nine Months Ended March 31,
	2025	2024
Weighted-average fair value	$5.66	$2.52
Expected volatility	113.9% - 138.3%	104.9% - 113.9%
Expected term	0.9 years - 6.0 years	5.0 years - 6.2 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.87% - 4.60%	3.94% - 4.92%

For the three months ended March 31, 2025 and 2024, stock-based compensation expenses for options granted were $832,793 and $191,844, respectively. For the nine months ended March 31, 2025 and 2024, stock-based compensation expenses for options granted were $1,148,987 and $568,340 respectively. Unrecognized stock-based compensation expense was $2,562,963, and the average expected recognition period was 1.0 years as of March 31, 2025.

The following is a schedule summarizing stock option activities for the periods presented:

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2025	954,821	$2.51	$4,908,085
Granted	451,354	7.81
Exercised	(37,291)	2.35
Expired/forfeited	(4,688)	2.00
Outstanding at March 31, 2025	1,364,196	$4.27	$4,166,776
Exercisable at March 31, 2025	768,114	$3.11	$3,090,032

Outstanding at January 1, 2024	961,125	$2.35	$566,485
Granted	107,321	3.00
Exercised	-	-
Expired/forfeited	(114,625)	2.10
Outstanding at March 31, 2024	953,821	$2.45	$529,443
Exercisable at March 31, 2024	440,022	$2.28	$320,357

(1)	Represents the excess of the fair value on the last day of the period (which was $7.21 and $3.00 as of March 31, 2025 and 2024, respectively) over the exercise price, multiplied by the number of options.

Nine Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,000	$2.41	$1,257,520
Granted	517,354	7.21
Exercised	(192,957)	2.16
Expired/forfeited	(28,647)	2.33
Outstanding at March 31, 2025	1,364,196	$4.27	$4,166,776
Exercisable at March 31, 2025	768,114	$3.11	$3,090,032

Outstanding at July 1, 2023	1,034,000	$2.31	$639,775
Granted	120,821	3.01
Exercised	-	-
Expired/forfeited	(201,000)	2.08
Outstanding at March 31, 2024	953,821	$2.45	$529,443
Exercisable at March 31, 2024	440,022	$2.28	$320,357

(1)	Represents the excess of the fair value on the last day of the period (which was $7.21 and $3.00 as of March 31, 2025 and 2024, respectively) over the exercise price, multiplied by the number of options.

Note 6 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $781,813. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The lease agreement waived the first three months of rent with payments commencing July 1, 2021. At the commencement of the lease, the net present value of the lease payments was $767,553. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. On July 1, 2023, one of the two options to extend was considered reasonably certain of exercise, and the Company remeasured the ROU asset and lease liability. The Company recorded the net present value of $1,189,606 for both the ROU asset and lease liability on July 1, 2023.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2025:

For the years ending June 30,
Remainder of 2025	$43,094
2026	173,454
2027	177,791
2028	182,235
2029	186,791
Thereafter	337,732
Total	1,101,097
Less imputed interest	(126,441)
Total lease liability	974,656
Less: lease liability, current portion	135,854
Lease liability, long term portion	$838,802

The lease term and the discount rate for the lease at March 31, 2025 are 6.0 years and 4.00%, respectively. The total lease expenses were $48,349 and $31,398 for the three months ended March 31, 2025 and 2024, respectively, and $131,231 and $125,656 for the nine months ended March 31, 2025 and 2024, respectively. The variable costs for common area operating expenses and electricity were $30,801 and $42,821 for the three months ended March 31, 2025 and 2024, respectively, and $168,816 and $194,667 for the nine months ended March 31, 2025 and 2024, respectively.

Note 7 – Warrants to Purchase Common Stock

In connection with the public offering completed on March 26, 2025, the Company issued warrants to the underwriter to purchase up to 131,427 shares, representing 5.0% of the total shares sold in the offering (including any shares issued pursuant to the underwriter’s over-allotment option). The warrants are exercisable at a price of $6.04 per share, which is equal to 115% of the public offering price of $5.25 per share.

The following warrants to purchase common stock were outstanding as of March 31, 2025:

Number of Shares	Exercise Price	Expiration Date
286,672	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
27,032	3.00	December 22, 2027
4,588	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
131,427	6.04	March 26, 2030
550,305

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

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended March 31		Nine Months Ended March 31,
	2025	2024	2025	2024
Customer A	*	28.6%	*	34.6%
Customer B	*	28.5%	*	37.2%
Customer C	*	42.9%	*	23.1%
Customer D	*	*	*	*
Customer E	89.9%	*	70.4%	*
Customer F	*	*	*	*

*	Less than 10% of total

Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	March 31, 2025	June 30, 2024
Customer A	*	*
Customer B	*	*
Customer C	*	18.3%
Customer D	*	27.7%
Customer E	95.0%	*
Customer F	*	53.9%

*	Less than 10% of total

Customers A, B, C, D and E are government agencies.

Note 9 – Subsequent Event

The Company has evaluated subsequent events through the filing date or the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, references to “Aeluma,” the “Company,” “we,” “our,” “us,” or similar terms refer to Aeluma, Inc. and Subsidiary.

You should read the following discussion and analysis of our financial condition and results of operations, together with our consolidated financial statements and the related notes and other financial information included in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the disclosure under the heading “Risk Factors” in other filings we make with the SEC for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not place undue reliance on forward-looking statements as predictive of future results.

Overview

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large diameter substrates that are commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. Aeluma is based in Goleta, California, where we operate in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology, and applications.

Aeluma is a transformative semiconductor company specializing in high-performance technology that scales. Applications include mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance commuting, and quantum computing. Aeluma aims to break out of traditional manufacturing to expand the reach of its technology into mass markets. The demand for higher-performance semiconductors in consumer markets is increasing (https://www.marketsandmarkets.com/Market-Reports/shortwave-ir-market-52975079.html). Aeluma’s disruptive technology is scalable, cost effective, while not sacrificing performance.

Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices including lasers, transistors, and solar cells.

Recent Government Contracts

On September 6, 2024, we won an $11.717 million DARPA contract for nano-scale semiconductors to develop heterogeneous integration technology compatible with leading edge and future advanced-node semiconductors. Technology applications include AI, mobile devices and 5G/6G. This DARPA contract to Aeluma is structured with $5.974 million provided over 18 months, and the $5.743 million balance provided over the following 18 months as Aeluma meets certain milestones. Teledyne Scientific Company, the Central Research Laboratory of Teledyne, is a proposed subcontractor to assist with defining target materials and with developing strategies for demonstrating program metrics. The University of California Santa Barbara is also a proposed subcontractor to support the implementation of test devices.

On April 24, 2025, we received a contract from the U.S. Department of Energy to develop commercially viable, low-cost shortwave infrared (SWIR) photodetectors. The award will accelerate commercialization of Aeluma’s wafer-scale platform for high-sensitivity, energy-efficient photodetector sensors applicable across critical growth sectors.

Private Placements and Conversion of Notes

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

On March 25, 2025, we determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3,145,000 in outstanding principal under the Notes. Following the conversion, we have no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offering of Common Stock in Note 3 – Convertible Notes

Public Offering of Common Stock

On March 26, 2025, we entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share. We also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The offering closed on March 28, 2025.

The offering was conducted pursuant to our registration statements on Form S-1 (File No. 333-285469), declared effective by the SEC on March 25, 2025, and on Form S-1MEF filed under Rule 462(b), effective March 26, 2025.

Under the terms of the UA, we provided a 7.0% underwriting discount per share and issued to the Underwriter warrants to purchase up to 5.0% of the total shares sold in the offering (including the over-allotment shares), with an exercise price equal to 115% of the public offering price.

Total gross proceeds from the offering, including the over-allotment option, were $13,799,998. Net proceeds, after underwriting discounts and offering expenses, were $12,587,439. We intend to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

In connection with the offering, we, as well as our directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

Executive Officer Announcements

As of March 18, 2025, Mr. James Seo agreed to serve as Aeluma’s interim Chief Financial Officer/Principal Accounting Officer until the Company hires a full-time CFO. Mr. Seo has been serving as the Company’s Controller since May 2023.

Plan of Operations

Our technology is based on heterogeneous integration of compound semiconductor materials on large-diameter substrates such as silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in large-scale manufacturing environments that are suited to mass markets.

We will continue to develop our technology that includes novel materials and devices based on our core intellectual property. Our primary focus is to manufacture high-performance semiconductor technologies that scale for mass markets. Aeluma operates R&D/manufacturing facilities at its headquarters in Goleta, California, and has developed relationships with volume fabrication foundries and packaging partners. We will continue to mature our manufacturing processes to further our commercialization traction. We have generated revenue through various customer and government contracts, including small-volume orders, engineering sample evaluations, non-recurring engineering (NRE) development efforts, and R&D projects. We will continue to perform on these various efforts, expand our business development and marketing efforts, further engage with our manufacturing partners, and continue our efforts toward volume production and commercialization. We expect to rely on such external capabilities to scale our production capacity in support of high-volume markets.

Limited Operating History

We have a limited operating history, and our future success is subject to numerous uncertainties and risks inherent in the development of a new business. Although we successfully completed our public offering on March 26, 2025, raising gross proceeds of $13,800,000, there can be no assurance that these funds will be sufficient to carry out all aspects of our business plan.

Following the offering, management has assessed our financial position and operating plan and determined that the previously reported substantial doubt about our ability to continue as a going concern has been alleviated. The proceeds from the offering have provided near-term capital to support our operations and ongoing development efforts. However, we continue to face risks typical of early-stage companies, including limited capital resources, operational and financial challenges, and uncertainty in product development.

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

Other Income (Expense)

Interest income consists primarily of interest earned in interest-bearing savings accounts and certificates of deposit placed in a bank.

Amortization of discount on convertible notes represents the non-cash interest expense associated with the amortization of convertible notes issued to our debtholders.

Changes in the fair value of derivative liabilities reflect valuation changes in the derivatives held by us.

Income Tax Expense

Income tax expense consists primarily of income taxes in certain state jurisdictions in which we conduct business.

Results of Operations

Our results of operations for the nine months ended March 31, 2025, as compared to the same period of 2024, were as follows:

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$3,348,220	$639,286	$2,708,934	n/m
Operating expenses	(4,521,472)	(4,213,564)	(307,908)	7.3%
Other income (expense)	(990,298)	798	(991,096)	n/m
Loss before income tax expense	(2,163,550)	(3,573,480)	1,409,930	-39.5%
Income tax expense	-	-	-	-
Net loss	$(2,163,550)	$(3,573,480)	$1,409,930	-39.5%

Revenue: Revenue increased $2,708,934 to $3,348,220, of which $3,147,225 was derived from government contracts and $200,995 from commercial product and service contract, for the nine months ended March 31, 2025 compared to $639,286, of which $606,886 was derived from government contracts and $32,400 from commercial product and service contracts, for the same period in 2024.

Operating expenses: Operating expenses increased $307,908 or 7.3%, to $4,521,472 for the nine months ended March 31, 2025, compared to $4,213,564 for the same period in 2024. The increase was primarily driven by higher salaries and employee benefits, partially offset by a reduction in research and development activities.

Other income (expense): Other income (expense) consists of amortization of discount on convertible notes of ($715,117), changes in fair value of derivative liabilities of ($277,942), and interest income of $2,761 for the nine months ended March 31, 2025.

Income tax expense: No income tax expense was recorded for the nine months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents, and a certificate of deposit totaling $15,865,659, compared to $1,291,072 as of June 30, 2024. The increase in cash was primarily attributable to the net proceeds from our public offering completed on March 26, 2025, which generated gross proceeds of $13,799,998, offset by underwriting discounts and offering expenses totaling $1,212,559.

Prior to the offering, our operations were primarily financed through the issuance of convertible notes and sales of common stock in private placement transactions. As previously disclosed, we had expressed substantial doubt about our ability to continue as a going concern due to recurring losses and negative operating cash flows. With the successful completion of the offering, we believe that substantial doubt about our ability to continue as a going concern has been alleviated for at least the next twelve months.

We intend to use the net proceeds from the offering to support operational growth, invest in product development, and fund working capital and general corporate purposes. Based on our current operating plan, we believe that our existing cash, cash equivalents, and certificate of deposit, combined with projected revenues and cost management strategies, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

We will continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of March 31, 2025, we had working capital of $16,700,152, compared to $766,160 as of June 30, 2024. The increase was primarily driven by a $15,833,149 increase in current assets, which rose to $17,225,995 from $1,392,846 over the same period, largely due to a $14,574,587 increase in cash, cash equivalents, and a certificate of deposit. Current liabilities decreased to $525,843 as of March 31, 2025, from $626,686 as of June 30, 2024, primarily reflecting a reduction in accounts payable.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,082,677)	$(2,876,190)	$1,793,513	-62.4%
Investing activities	(85,175)	(316,934)	231,759	-73.1%
Financing activities	15,742,439	(4,001)	15,746,440	n/m
Increase (decrease) in cash	$14,574,587	$(3,197,125)	$17,771,712	n/m

Net cash used in our operating activities were $1,082,677 and $2,876,190 for the nine months ended March 31, 2025 and 2024, respectively. For the nine months ended March 31, 2025, the net cash used in operating activities primarily resulted from a net loss of $2,163,550 and a decrease in accounts receivable of $1,083,413. These amounts were partially offset by non-cash adjustments including stock-based compensation expense of $1,148,986, amortization of discount on convertible notes of $715,117, depreciation and amortization expense of $307,150, and a change in fair value of derivative liabilities of $277,942. For the nine months ended March 31, 2024, the net cash used in operating activities was primarily attributable to a net loss of $3,573,480, partially offset by non-cash stock-based compensation expense of $568,340.

Net cash used in our investing activities totaled $85,175 and $316,934 for the nine months ended March 31, 2025 and 2024, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $15,742,439 for the nine months ended March 31, 2025, compared to net cash used in our financing activities of $4,001 for the same period in 2024. We received $3,145,000 from the issuance of convertible notes, $12,587,439 from a public offering, and $10,000 from the exercise of stock options for the nine months ended March 31, 2025, and also used $4,001 to purchase unvested restricted shares for the same period of 2024.

Critical Accounting Policies

During the three and nine months ended March 31, 2025, there were no significant changes in our critical accounting policies.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, we may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, we are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations; however, we may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2025 that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)

4.4	Underwriter Warrant (incorporated by reference to the Current Report on Form 8-K filed on March 28, 2025)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.17	Form of Note Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.18	Form of Note (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.19	Independent Director Agreement with Craig Ensley, effective as of December 14, 2023 (Incorporated by reference to the Registration Statement on Form S-1/A filed on October 7, 2024)
14.1	Code of Ethics (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
16.1	Reserved
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to the Annual Report on Form 10-K on September 27, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: May 9, 2025	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ James Seo
	Name:	James Seo
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)