Form 10-K
period 2025-06-30
Aeluma, Inc.
filed 2025-09-09
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant as of December 31, 2024, as computed by reference to $7.65, the price at which the common stock was last sold, was approximately $77.8 million.

As of September 7, 2025, there were 15,892,887 shares of the issuer’s common stock, $0.0001 par value per share, outstanding, and no shares of preferred stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties, and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

ii

PART I

Item 1. Business.

Overview

We develop high-performance semiconductors for sensing, communication, and computing applications. Aeluma has pioneered a technique to manufacture devices using compound semiconductor materials on large-diameter substrates that are commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. Aeluma is based in Goleta, California, considered one of the most important technology hubs in the world that some claim is the next Silicon Valley. We operate in a 9,000 sq. ft. facility with a state-of-the-art research and development (R&D)/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. We also partner with production-scale fabrication foundries and packaging companies. We maintain extensive patent protection and trade secrets that relate to our materials, manufacturing technology and applications.

Recent Events

Shelf Registration Statement

On July 31st, 2025, we filed a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf registration process, we may sell any combination of the securities described in the related prospectus in one of more offerings up to a total dollar amount of proceeds of $100,000,000. The prospectus describes the general manner in which our securities may be offered by the prospectus. Each time we sell securities under the prospectus, we will provide a prospectus supplement that will contain specific information about the terms of that offering. The prospectus supplement may also add, update, or change information contained in this prospectus or in documents incorporated by reference in this prospectus. The prospectus supplement that contains specific information about the terms of the securities being offered may also include a discussion of certain U.S. Federal income tax consequences and any risk factors or other special considerations applicable to those securities. To the extent that any statement that we make in a prospectus supplement is inconsistent with statements made in this prospectus or in documents incorporated by reference in this prospectus, you should rely on the information in the prospectus supplement. The “shelf” registration statement was originally filed on July 31, 2025, amended on August 6, 2025 and declared effective on August 8, 2025 (File No. 3330289135) (the “Shelf S3”).

Recent Government Contracts

In August 2024, we received a contract by NASA to develop quantum dot photonic integrated circuits (PICs) on silicon. This advanced technology targets next-generation space and aerospace applications, enabling capabilities such as free-space laser communication, autonomous navigation, and precision sensing.

In September 2024, we received an $11.7 million contract with DARPA to develop heterogeneous integration technology for nano-scale semiconductors that is compatible with leading-edge and future advanced-node semiconductors. Technology applications include artificial intelligence (“AI”), mobile devices, and 5G/6G wireless networking. This DARPA contract to Aeluma is structured with $6.0 million expected to be invoiced over the first 18 months and the remaining $5.7 million invoiced over the following 18 months, contingent on Aeluma meeting certain milestones.

In April 2025, we received a contract with the U.S. Department of Energy to develop commercially viable, low-cost shortwave infrared (SWIR) photodetectors. The award will accelerate commercialization of Aeluma’s wafer-scale platform for high-sensitivity, energy-efficient photodetector sensors applicable across critical growth sectors.

In June 2025, we received a contract with the U.S. Navy that could accelerate development of high-speed photodetectors for government and commercial applications. The new contract is for up to $1.3 million in funding, includes a major global interconnect manufacturer as a proposed subcontractor, and involves support from a top-tier government prime contractor.

In June 2025, we received a contract with the U.S. Navy that could accelerate development and commercialization for next-generation quantum computing and sensing systems. The new contract will support Aeluma’s low size, weight, and power imaging sensors for next-generation submarine systems.

Private Placements and Conversion of Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5.0 million to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company did not complete qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes would automatically convert without any further action by the Holder into shares of the Company’s common stock equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provided that if there was a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price was dependent upon the type of Conversion Event that occurs, the Note carried a ceiling and floor price: the applicable conversion price would not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor would the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. The Floor Price for the investors who participated in this initial closing was equal to $2.68 per share. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors who are part of a different closing, should the Company hold additional closings. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

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

On March 25, 2025, we determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, all holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, we have no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offering of Common Stock in Note 3 – Convertible Notes

Public Offering of Common Stock

On March 26, 2025, we entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share (the “Offering”). We also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The Offering closed on March 28, 2025.

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

Total gross proceeds from the Offering, including the over-allotment option, were $13.8 million. Net proceeds, after underwriting discounts and Offering expenses, were $12.6 million. We intend to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

In connection with the Offering, we, as well as our directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

Our Strategy

We will continue to develop our technology that includes novel materials and devices based on our core intellectual property. Our primary focus is to manufacture high-performance semiconductor technologies that scale for mass markets. Our technology has the potential to impact across mobile, automotive, AI, defense & aerospace, communication, augmented reality (“AR”), virtual reality (“VR”), high-performance computing (“HPC”) and quantum computing applications. Aeluma operates an R&D/manufacturing facility at its headquarters in Goleta, California, and has developed relationships with volume fabrication foundries and packaging partners. We will continue to mature our manufacturing processes to further our commercialization traction. We have generated revenue through various customer and government contracts, including small-volume orders, engineering sample evaluations, non-recurring engineering (NRE) development efforts, and R&D projects. We will continue to perform on these various efforts, expand our business development and marketing efforts, further engage with our manufacturing partners, and continue our efforts toward volume production and commercialization.

Our Technology

Our technology is based on heterogeneous integration of compound semiconductor materials on large-diameter substrates such as silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in large-scale manufacturing environments that are suited to mass markets.

Competition

There are two primary classes of image sensors currently on the market, low-cost silicon sensors for mass market applications, and high-performance compound semiconductor (e.g., indium gallium arsenide or “InGaAs”) sensors deployed primarily in specialty applications. According to Yole Development, the major suppliers of silicon complementary metal-oxide semiconductor (“CMOS”) image sensors include Sony, Samsung, Omnivision, onsemi, STMicroelectronics, Panasonic, Canon, SK Hynix, and others. According to Markets and Markets, the major suppliers of InGaAs sensors include Hamamatsu, Sumitomo, Teledyne/FLIR, Excelitas, and others. InGaAs sensors are manufactured primarily on 2- to 4-inch substrates. As an example, to manufacture 20 million sensor chips of a nominal size (i.e. chip area), approximately 425,000 3-inch wafers are required, whereas only 18,000 12-inch wafers would be required for the same volume. Aeluma aims to leverage larger diameter substrates up to 12-inch.

We believe that our technology will be able to compete effectively because we are uniquely positioned to outperform silicon CMOS image sensors while achieving a cost of manufacturing that is lower than that for traditional InGaAs sensors. Compared to silicon, InGaAs demonstrates higher detection sensitivity and a broader wavelength absorption spectrum. Silicon absorbs or detects light in the visible spectral region (400-750 nm) and partially in the near infrared (NIR) spectral region (greater than 750 nm), cutting off near 940 nm. InGaAs not only demonstrates high absorption in the NIR, but also extends well into the shortwave infrared (SWIR) spectrum (900-1700 nm), with the ability to extend to near 2500 nm. Generally speaking, 940 nm is not considered “eye-safe;” wavelengths in the SWIR are considered “eye-safe”.

We believe that we are also positioned to win on price in competing with current InGaAs sensors while having the ability to realize much larger area photodetector arrays because of our ability to manufacture on up to 12-inch substrates, whereas competing InGaAs photodetectors are manufactured on indium phosphide (InP) substrates that are typically 2 to 4 inches in size. Therefore, in addition to realizing many more sensor chips per wafer, we have the ability to realize array sizes that are larger than what is possible with traditional InGaAs, and to leverage wafer-scale integration and packaging that is available for 8- and 12-inch substrates. As a result, we believe we are positioned to manufacture our products potentially at a ten times lower cost for mass market applications and are able to scale our production to meet mass market demands at a faster rate than incumbent technologies.

In addition to photodetectors for sensors, our technology may apply to a broad range of photonic and electronic semiconductors.

Existing and potential competitors have or could have advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger-scale manufacturing operations. However, we believe that our products will have the potential to compete because of our unique ability to manufacture high-performance semiconductors at scale.

Customers

Aeluma has customer engagements that involve development of wafers, delivery of engineering samples for evaluation, delivery of small volumes of chips, and R&D contracts. Aeluma’s technology is broadly applicable. Potential markets for our technology include mobile, consumer electronics, AI, defense and aerospace, automotive, AR/VR, and quantum computing. Our current strategy is to pursue partnerships with system integrators, including mobile and consumer electronics manufacturers, Tier-1 suppliers, module manufacturers, component suppliers, or semiconductor manufacturing companies. Aeluma is pursuing direct sales relationships and strategic partnerships. We have active engagements with approximately 20 prospective customers.

See “Risk Factors—Risks Relating to Our Business, Growth Prospects and Operating Results—Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.”

Markets

Aeluma’s technology is broadly applicable and has the potential to impact across mobile and consumer electronics, AI, defense and aerospace, robotics, automotive, AR/VR, quantum computing, and other markets. According to a report by Yole Development dated June 2024, the CMOS image sensors market is projected to be $28.6 billion by 2029. In the mobile market, Apple arguably leads in terms of deploying advanced capabilities such as facial identification and lidar sensing in their devices. Apple does not currently use our technology in any of their products. According to a press release from Apple issued May 5, 2021, Apple leverages vertical cavity surface emitting laser (VCSEL) emitters in conjunction with single-photon avalanche diode (SPAD) photodetectors for the facial identification and the lidar scanner in smartphones and tablets, and such technology “helps to deliver faster, more realistic AR experiences and improves autofocus in low-light scenes in photos and videos”. Other major smartphone suppliers include Samsung, Xiaomi, OPPO, vivo, Huawei, and realme according to Counterpoint Research. According to an estimate by Velodyne, the automotive lidar market is projected to be between $5 billion to $80 billion in 2030. According to Statista, the AI market is projected to be $826 billion in 2030. The silicon photonics market is projected to be $8 billion in 2030 according to Grand View Research. Silicon photonics is a key technology that enables optical interconnects inside data centers in support of AI infrastructure. The total addressable market for the quantum computing industry is projected to grow to $20 billion by 2030 according to UBS. According to Yole Group, the mobile and consumer market represented $296 billion in semiconductor revenue in 2023, and according to DIGITIMES Asia, the global semiconductor market is projected to exceed $1 trillion in 2030. Based on third party market research and internal assumptions, we estimate our serviceable addressable market could reach $4.9 billion in 2030, growing at a 47% compound annual rate from $1.0 billion in 2026.

Intellectual Property

Aeluma has filed several patent applications with the United States Patent and Trademark Office (USPTO), and several patents have been issued. To date, we have approximately 30 issued and pending patents. We have filed trademarks for the name “Aeluma” and the slogan “Sensing Reimagined” with the USPTO. We maintain protection of trade secrets that include “know-how” and process recipes.

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

Governmental & Environmental Regulations

Our primary products are anticipated to be photonics and electronics based on high-performance semiconductors. To the extent that our products are or become subject to U.S. export controls and regulations, these regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.S. and non-U.S. government actions. Changes in export or import laws or sanctions policies, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.

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

See “Risk Factors—Risks Relating to Our Business, Growth Prospects and Operating Results—Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition” for additional information.

Manufacturing

Our operations include R&D and manufacturing capabilities for semiconductor wafer production, quick-turn chip fabrication, rapid prototyping, test and validation. We also partner with production-scale fabrication foundries, packaging and integration companies. We expect to rely on such external resources and capabilities to scale our production capacity in support of high-volume markets.

Sales

We have sold chips and wafers in relatively small volumes to customers, and have shipped samples for R&D and sampling evaluations. However, we cannot predict whether or not customers will ultimately purchase our product in large volumes.

See “Risk Factors—Risks Relating to Our Business, Growth Prospects and Operating Results—We will depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.”

Marketing

Marketing activities include direct relationships with potential customers and partners. We are under nondisclosure agreements (NDA) with several current and potential customers and partners. In addition to posting information on our website, we occasionally participate in conferences and trade shows to market our technology and product offerings.

Employees & Human Resources

At June 30, 2025, Aeluma had 12 full-time employees, two part-time employees, and consultants. The majority of employees work in engineering. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. We plan to hire additional persons on an as-needed basis. On a case-by-case basis, Aeluma may offer stock options to employees for attraction and retention.

Sustainability

We are committed to leveraging our technology for sustainable operations. Recognizing the profound impact of climate change on the global economy, our company, and our stakeholders, we embrace our responsibility to safeguard the planet. Our journey toward sustainability is ongoing, driven by a commitment to understand our environmental footprint and enhance our positive impact.

Litigation

There is no material litigation, arbitration, governmental proceeding, or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this Report. We may however be involved, from time to time, in claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations, but cannot guarantee the same.

Corporate Information

Aeluma was incorporated in Delaware on August 21, 2020, under the name Parc Investments, Inc.; the name was changed to Aeluma, Inc. in June 2021. Our principal executive offices are located at 27 Castilian Drive, Goleta, California 93117. Our website is located at www.aeluma.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report.

Item 1A. Risk Factors

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities, you should consider carefully the specific factors discussed below, together with all of the other information contained in this prospectus. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. This could cause the market price of our Common Stock to decline and could cause you to lose all or part of your investment.

Risks Relating to Our Business, Growth Prospects and Operating Results

We are recently formed and only in the early development stages. Although we have generated some revenue, we are not in volume production for any of our product offerings. Our lack of operating history makes it difficult to evaluate our business and prospects, and may increase the risks associated with an investment in our Common Stock.

Biond Photonics, now Aeluma, was formed in 2019. Although the Company has generated some revenue, the Company is subject to the risks involved with any speculative early-stage enterprise. There is no assurance that the Company will successfully offer, market and distribute its products or services. The Company may experience continuing net losses and negative cash flows from operations. The extent of continuing losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There is no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. There is no assurance that actual cash requirements will not exceed our estimates. Such risks for the Company include, but are not limited to:

●	an evolving, unpredictable and unproven business model;

●	an intensely competitive developing market;

●	rapidly changing technology;

●	managing development and growth;

●	dependence on key personnel;

●	dependence on outsourced resources, materials and equipment;

●	limited operating capital and limited access to credit; and

●	other unforeseen changes and developments in operations, the product, and markets.

In order to address these risks, the Company must, among other things:

●	implement and successfully execute its business strategy;

●	provide superior customer service;

●	respond to competitive developments;

●	attract, retain, and motivate qualified personnel; and

●	respond to unforeseen and changing circumstances.

The Company cannot make an assurance that it will succeed in addressing these risks.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new enterprises in the future could reduce our ability to compete successfully and harm our results of operations.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, our business may not always generate sufficient cash flow from operations to fund our activities and we may require additional financing, which we may not be able to obtain on favorable terms. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. Additionally, if we need such financing and it is not available to us, or is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, significantly curtail, or eliminate planned operations or other elements of our growth strategy. To reduce this risk, we filed the Shelf S3, which allows us to sell any combination of the securities described in the registration statement in one or more offerings up to a total dollar amount of proceeds of $100,000,000; however, there is no guarantee that we will sell any shares pursuant to the Shelf S3.

We may not be able to successfully implement our growth strategy on a timely basis or at all. Our future growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, including our ability to:

●	expand our eco-system of partners for our technology and products;

●	acquire new customers;

●	scale our business model, including scaling our technology for commercial deployment;

●	ensure a consistent and timely supply chain;

●	expand our presence within verticals;

●	continue to innovate our product offerings; and

●	selectively pursue strategic and value-enhancing acquisitions.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments that may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

The timelines of adoption for our technologies might be longer than we anticipate.

As a semiconductor company, we develop technologies and components that our customers incorporate into their end-products and systems, which may require development effort that may involve development risk for our customers; these products would then be subject to market adoption and selling lead-times. In some cases, there may be one or more additional intermediate participants in the supply chain. Collectively, the sequential nature of development and adoption of our products may take longer than expected and could potentially delay revenue growth and adversely impact our business.

Changes to regulatory agencies could pose risks related to our business operations and financial outlook.

On January 20, 2025, President Donald J. Trump issued Executive Order No. 14158 entitled “Establishing and Implementing the President’s “Department of Government Efficiency” or “DOGE”, which is tasked with making changes to eliminate regulations, cut expenditures, and restructure federal agencies, some of which could impact public companies and companies in our industry. Through DOGE or similar recently issued Executive Orders and initiatives, it is possible the Trump administration could institute significant changes to certain regulatory agencies. These changes could result in a significant reduction in staff and/or federal funding, which may cause backlogs or other interruptions to regulatory reviews and approvals causing a delay to our operations and/or special projects. As such, these changes to regulatory agencies could negatively impact our business operations and financial outlook.

Compliance with federal securities laws, rules, and regulations, as well as Nasdaq requirements, has become increasingly complex, and the significant attention and expense we must devote to those areas may have an adverse impact on our business.

Federal securities laws, rules, and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members, and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers, and directors for securities law violations. These laws, rules and regulations have increased, and in the future are expected to continue to increase, the scope, complexity, and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

We generate a substantial portion of our revenue from contracts with U.S. federal government agencies, which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.

Contracts with U.S. federal governmental agencies, or prime contractors of these agencies, have in the past accounted for, and may in the future account for, a substantial portion of our revenue. Contracts with government entities or prime contractors are subject to the following risks:

●	selling to and contracting with governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate sales or revenue. Our existing contracts typically expire after some period of time and must be “re-competed.” There is no guarantee that we will win such re-compete efforts;

●	government certification requirements applicable to our products and services may change, and in doing so, may restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

●	government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

●	governments can generally terminate our contracts “for convenience”, meaning we could lose part or all of our revenue on short notice. The potential impact of the DOGE on government spending may adversely impact our business and may lead to an increase in the frequency of events of terminating contracts for convenience;

●	governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products or services, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

●	when we are a subcontractor, we have less control over the execution and success of the contract with the government.

If we were suspended or debarred from contracting with the U.S. government, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition, and operating results would be materially and adversely affected.

We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. The loss of one or more members of our management team or other key employees could materially impact our sales or our R&D programs and materially harm our business, financial condition, results of operations and prospects. We do not maintain key person life insurance policies on any of our management team members or key employees. Competition for highly skilled personnel is intense. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. For positions in our offices near Santa Barbara in particular, we may experience challenges hiring new and mid-level employees in part due to the high local housing costs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for companies such as ours, including policies governing revenue recognition, leases, R&D and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this prospectus.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. The merger, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We will depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Currently, Aeluma has customer engagements that involve R&D, development of wafers, and delivery of engineering samples for evaluation. There is no assurance that any of these potential customers will purchase our product after they complete their analysis. Since we cannot predict how many of these evaluations will turn into sales, if any, we cannot guarantee that we will generate sufficient revenue to be profitable.

In addition, we cannot assure that any of our future customers will not cease purchasing products from us in favor of products produced by other suppliers, significantly reduce orders, or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations.

Furthermore, if a significant portion of our revenue is derived from customers in certain industries, a downturn or lower sales to customers in such industries could materially adversely affect our business and results of operations. If we cannot successfully market our products, we will not receive revenue.

Due to the concentration and ongoing consolidation within the semiconductor industry, we may also find that over the longer term, our revenues are dependent on relatively few customers. If we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected.

Customer concentration could potentially result in volatility of revenues and stock prices.

While we are targeting a broad and diverse customer base of both private and public customers as well as U.S. government agencies across multiple high-volume mass market opportunities, our initial phases of volume production may be limited in diversity of customers. As a result, revenues during these phases may be volatile. Such revenue volatility may potentially result in higher-than-average volatility in the price of our Common Stock.

Some of our business may be dependent on a royalty-based business model, which is inherently risky.

The long-term success of our business model may be dependent on future royalties paid to us by licensee-customers. We will depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based model, many of which are outside our control, such as the following:

●	the rate of adoption and incorporation of our technology by semiconductor designers and manufacturers and the manufacturers of semiconductor fabrication equipment;

●	the length of the design cycle and the ability to successfully integrate our technology into manufacturing processes;

●	the demand for products incorporating semiconductors that use our licensed technology;

●	the cyclicality of supply and demand for products using our licensed technology;

●	the impact of economic downturns; and

●	the timing of receipt of royalty reports may not meet our revenue recognition criteria resulting in fluctuation in our results of operations;

Uncertainties regarding the timing and amount of customer orders could lead to excess inventory and write-downs of inventory that could materially adversely affect our financial condition and results of operations.

We expect that our sales will be typically made pursuant to individual purchase orders or customer agreements, and we do not expect to have long-term supply arrangements with our customers requiring a commitment to purchase. We expect that the agreements with our customers may allow them to cancel orders prior to shipment for standard products and, generally prior to start of production for custom products without incurring a penalty. We anticipate to routinely generate inventory based on customers’ estimates of end-user demand for their products, which is difficult to predict. In times of under supply for certain products, some customers could respond by inflating their demand signals. As markets level off and supply capacity begins to match actual market demands, we could experience an increased risk of inventory write-downs, which may materially adversely affect our results of operations and our financial condition. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products, or overproduction of products due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers. Unsold inventory, canceled orders, and cancellation penalties may materially adversely affect our results of operations, and inventory write-downs, which may materially adversely affect our financial condition.

Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

Prior to purchasing our products, our customers may require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system, as well as rigorous reliability testing. This qualification process may continue for a few months or longer, and we cannot guarantee that products will pass the required tests. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the product’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, additional time may be required before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we will devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

Our business operations could suffer in the event of information technology systems’ failures or security breaches.

While we believe that we have implemented adequate security measures within our internal information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism, and telecommunication failures. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, our competitive position may be adversely affected, and we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

If we fail to protect and enforce our intellectual property rights and our confidential information, our business will suffer.

We rely primarily on a combination of nondisclosure agreements and other contractual provisions, and patent, trade secret and copyright laws to protect our technology and intellectual property. If we fail to protect our technology and intellectual property, our customers, licensees, and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to secure intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights, and our ability to enforce our intellectual property rights. In certain instances, we attempt to obtain patent protection for portions of our technology, and our agreements may include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and intellectual property without the payment of license fees and royalties.

We also rely on trade secret laws rather than patent laws to protect other portions of our proprietary technology. However, trade secrets can be difficult to protect. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees, consultants, suppliers and customers. We cannot be certain that these contracts have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we fail to use these mechanisms to protect our technology and intellectual property, or if a court fails to enforce our intellectual property rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

A court invalidation or limitation of our key patents could significantly harm our business.

Our patent portfolio contains some patents that are particularly significant to our technology and other business prospects. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. Moreover, our stock price may fluctuate based on developments in the course of ongoing litigation.

We may be involved in material legal proceedings in the future to enforce or protect our intellectual property rights, which could harm our business.

From time to time, we may identify products that we believe infringe our patents. In that event, we may initially seek to license the manufacturer of the infringing products; however, if the manufacturer is unwilling to enter into a license agreement, we may have to initiate litigation to enforce our patent rights against those products. Litigation stemming from disputes could harm our ability to gain new customers, who may postpone commitments to us pending the outcome of the litigation or who may, as a result of such litigation, choose not to procure or adopt our technologies. Such litigation may also harm our relationships with existing customers, who may, as a result of such litigation, cease making payments to us or challenge the validity and enforceability of our patents or the scope of our agreements.

In addition, the costs associated with legal proceedings are typically high, relatively unpredictable, and not completely within our control. These costs may be materially higher than expected, which could adversely affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation diverts our managerial, technical, legal, and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our technology or otherwise negatively impact our stock price or our business and consolidated financial position, results of operations and cash flows.

Even if we prevail in our legal actions, significant contingencies may exist to their settlement and final resolution, including the scope of the liability of each party, our ability to enforce judgments against the parties, the ability and willingness of the parties to make any payments owed or agreed upon and the dismissal of the legal action by the relevant court, none of which are completely within our control. Parties that may be obligated to pay us royalties could be insolvent or decide to alter their business activities or corporate structure, which could affect our ability to collect royalties from such parties.

Our technologies may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

The semiconductor industry is characterized by frequent allegations of intellectual property infringement. Any allegation of infringement could be time- consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause suspension of operations or force us to enter into royalty, license, or other agreements rather than dispute the merits of such allegation. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our technologies, and the ability of our customers to develop or commercialize their products incorporating our technologies, in the U.S. and abroad. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

If the Company cannot effectively manage growth by implementing and improving its operational and financial systems, the Company’s business, prospects, financial condition, and results of operations could be materially adversely affected.

In order to maximize the potential growth in the Company’s market opportunities, the Company may have to expand rapidly and significantly. The impetus for expansion could place a significant strain on the management, operational and financial resources of the Company. In order to manage growth, the Company will be required to implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. The Company can give no assurance that it will effectively manage its operations, that its system, procedures, or controls will adequately support operations or that management of the Company will successfully implement its business plan. If the Company cannot effectively manage growth, the Company’s business, prospects, financial condition and results of operations could be materially adversely affected.

If our estimates related to expenditures are inaccurate, our business may fail.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures for the next twelve months and beyond. If such estimates are inaccurate, or we encounter unforeseen expenses and delays, we may not be able to carry out our business plan, which could result in the failure of our business.

We may not obtain insurance coverage to adequately cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products and services we provide. There can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It also may not be possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations.

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have inadequate insurance coverage. Our insurance policies may include significant deductibles or self-insured retentions, policy limitations and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or that exceeds applicable coverage limits may require us to pay substantial amounts, which may harm our financial condition and operating results.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability as a result of any of the products that we develop, manufacture and/or offer for sale. For example, we may be sued if any product we develop, manufacture and/or sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants, or patients; and

●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

We currently do not maintain any product liability insurance. We may obtain insurance when we commence commercial operations. However, there is no guarantee that we will be able to obtain product liability insurance or that such insurance will be affordable or sufficient. If we are unable to obtain or retain sufficient product liability insurance coverage, it could prevent or inhibit the commercialization of products we develop. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results is alleged to result in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could have material adverse effects on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially adversely affect our business, results of operations and financial condition.

Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and claims for consequential damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenue and profits we receive from the products involved. We plan to attempt to limit our liability through our standard terms and conditions of sale and other customer contracts in certain instances; however, there is no assurance that such limitations will be effective. To the extent that we are liable for damages in excess of the revenue and profits we received from the products involved, our results of operations and financial condition could be materially adversely affected.

We may be subject to litigation from time to time during the normal course of business, which may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of business or otherwise, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our products and business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations.

Natural disasters and other business disruptions could cause significant harm to our business operations and facilities and could adversely affect our supply chain and our customer base, any of which may materially adversely affect our business, results of operation, and financial condition.

We expect that our manufacturing and other facilities, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, fires, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, pandemics, and similar events. The occurrence of natural disasters in any of the regions in which we or our suppliers will operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. Such events can negatively impact revenue and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. In addition, these events could cause consumer confidence and spending to decrease. We may carry insurance to generally compensate for losses of the type noted above, however, even if we obtain such insurance, it may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments, and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

There is no assurance on the future successful completion of strategic transactions by us to successfully implement our business strategies.

Our ability to complete future strategic transactions could be important to the successful implementation of our business strategies, including our strategies to strengthen our geographic diversity and broaden its customer base. Successful completion of a strategic manufacturing partnership agreement or other similar transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In seeking to partner with another company, we may require capital investment, funding for operations, or dedicated personnel with special skills. If we need to finance this activity, we may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed. If any of these factors prevent us from completing one or more strategic transactions, we may not be able to expand our business in the manner and on the schedule that we plan. In addition, we may incur significant costs arising from our efforts to engage in strategic transactions. These costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

Even if we complete one or more strategic partnership agreements, we may be unable to work effectively with the partner company, which may impact our ability to reach the goals of the partnership. Further, such a partnership could disrupt ongoing business, distract management and employees, or lead to increased expenses.

Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, could disrupt our operations, mobile networks, the internet or the operations of our third-party technology providers. In addition, any further outbreaks of COVID-19 or other unforeseen public health crises, or political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in mainland China or abroad, could adversely affect our operations or the economies of the markets where we operate. The COVID-19 pandemic adversely affected the semiconductor industry between 2020 and 2021, and we cannot assure you that new outbreaks, particularly with new variants, will not occur. Any such occurrences could cause severe disruption to our daily operations. Any natural disaster, act of terrorism or other disruption to us or our business partners’ abilities could result in decreased demand for our product and service offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition, and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Disruptions or downturns in global or national or local economic conditions may cause demand for our products and services to decline. An economic downturn resulting in a prolonged recessionary period would have a material adverse effect on our business, financial condition, and operating results.

Our current operations are concentrated in one location and in the event of an earthquake, terrorist attack or other disaster affecting this location or those of our major suppliers, our operations may be interrupted, and our business may be harmed.

Our principal executive offices and operating facilities are situated near Santa Barbara, California, and many of our major suppliers, vendors, and manufacturing partners are located in areas that have been subject to severe earthquakes and are susceptible to other disasters such as tropical storms, fires, typhoons or tsunamis. In the event of a disaster, we or one or more of our major suppliers, vendors, or manufacturing partners may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts or coverage of insurance will be sufficient to satisfy any damages and losses.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to carry out all of our operations and goals.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other occupations. Our officers may be engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our directors also serve or may serve as officers or board members for other entities. If our officers’ or directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to carry out our operations and goals. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this prospectus entitled “Management.”

Risks Relating to the Semiconductor Industry

We will rely on limited sources of wafer fabrication, packaged products fabrication and product testing, the loss of which could delay and limit our product shipments.

We expect to subcontract wafer fabrication services to third-party suppliers. These suppliers also offer such services to other companies, which may lead to us not having access to adequate capacity for our needs and our customers’ needs. We may have less control over delivery schedules and overall support versus other customers and users of those facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could require significant time and capital, and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements.

Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of camera systems or sensor assemblies and other products into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels.

Because we will depend on third-party manufacturers to build portions of our products, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income, and customers.

We will depend on third-party manufacturers to build several stages of our products. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders. Our reliance on third-party manufacturers also creates the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with third-party manufacturers effectively, or if our third-party manufacturers experience delays or disruptions for any reason, increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or if they otherwise fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be seriously harmed.

Downturns or volatility in general economic conditions could have a material adverse effect on our business and results of operations.

In recent years, worldwide semiconductor industry sales have tracked the impact of the financial crisis, subsequent recovery, and persistent economic uncertainty. We believe that the state of economic conditions in the United States is particularly uncertain due to recent and expected shifts in legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases. Volatile and/or uncertain economic conditions, including inflation and interest rate fluctuations, can adversely impact sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. To the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, we may face oversupply of our products relative to customer demand. Reduced customer spending may in the future drive us and our competitors, to reduce product pricing, which will result in a negative effect on gross profit. Moreover, volatility in revenue as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short-term and long-term strategies. To the extent that our sales, profitability, and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

The semiconductor industry is highly cyclical, and significant downturns or upturns in customer demand can materially adversely affect our business and results of operations.

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns in customer demand for semiconductors and related products. We cannot accurately predict the timing of future downturns and upturns in the semiconductor industry or how severe and prolonged these conditions might be. Significant downturns often occur in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) or declines in general economic conditions and can result in reduced product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, any of which could materially adversely affect our operating results as a result of increased operating expenses outpacing decreased revenue, reduced margins, underutilization of our manufacturing capacity and/or asset impairment charges. On the other hand, significant upturns can cause us to be unable to satisfy demand in a timely and cost-efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business and results of operations could be materially and adversely affected.

Rapid innovation and short product life cycles in the semiconductor industry can result in price erosion of older products, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapid innovation and short product life cycles, which often results in price erosion, especially with respect to products containing older technology. Products are frequently replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops, in some cases precipitously. In addition, our and our competitors’ excess inventory levels can accelerate general price erosion.

Shortages or increased prices of raw materials could materially adversely affect our results of operations.

Our manufacturing processes will rely on many raw materials. Generally, we expect that our agreements with suppliers of raw materials will impose no minimum or continuing supply obligations, and we will obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers of raw materials may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors beyond our control. Shortages could occur in various essential raw materials due to interruption of supply or increased demand. If we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increase significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected. Geopolitical conflicts might unfavorably impact the availability of rare earths or rare minerals such as indium, gallium, arsenic, etc., which are used in our manufacturing processes or in the manufacturing of other components in our customers’ systems. If any country or entity decided to reduce or ration the volumes available to us, our supplier eco-system or our customers’ supply-chains, our business could be materially adversely impacted.

Changes in administration may lead to changes in import tariffs, which could impact the semiconductor industry that relies on imports of raw materials and other supplies or equipment.

When a new administration takes power and changes import tariffs, key risk factors include increased costs for businesses due to higher tariffs, disruption to supply chains, uncertainty in the market leading to delayed investment decisions, potential retaliatory tariffs from other countries, price increases for consumers, and potential impacts on specific industries heavily reliant on imports; all of which can negatively affect profitability and economic stability. Impacts may include higher import costs, supply chain disruptions, market uncertainty, retaliatory tariffs, tariff changes, price increases, currency fluctuations, and legal challenges, all of which could adversely affect our ability to conduct business.

Moreover, the emergence of a trade war between major trading nations could have broader economic repercussions, potentially affecting consumer spending, market stability, and overall demand in the semiconductor sector. As our operations may rely on goods or services affected by international trade dynamics, any unfavorable changes in trade relations could pose significant risks to our profitability and strategic growth.

Our facilities and processes may be interdependent and an operational disruption at any particular facility could have a material adverse effect on our ability to produce our products, which would materially adversely affect our business and results of operations.

We may utilize an integrated manufacturing platform in which multiple facilities may each produce one or more components necessary for the assembly of a single product. If we do, an operational disruption at a facility toward the front-end of our manufacturing process may have a disproportionate impact on our ability to produce our products. For example, if our multiple facilities rely predominantly on one third-party for manufacturing at the front-end of its manufacturing process, in the event of any operational disruption, natural or man-made disaster or other extraordinary event at such third-party facility, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce our products could be materially disrupted or delayed.

Conversely, if our facilities are single-source facilities that only produce one of our end-products, a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities (for example, due to construction delays) or transferring production to other existing facilities (for example, due to capacity constraints or difficulty in transitioning to new manufacturing processes), any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.

We may be unable to maintain manufacturing efficiency, which could have a material adverse effect on our results of operations.

We believe that our success will materially depend on our ability to maintain or improve our margin levels related to manufacturing. Semiconductor manufacturing requires advanced equipment and significant capital investment, leading to high fixed costs, which include depreciation expenses. Manufacturing semiconductor components also involves highly complex processes that we and our competitors are continuously modifying to improve yields and product performance. In addition, impurities, waste, or other difficulties in the manufacturing process can lower production yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to manufacture efficiently, increase manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. If we are unable to utilize manufacturing and testing facilities at expected levels, or if production capacity increases while revenue does not, the fixed costs and other operating expenses associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations.

The failure to successfully implement cost reduction initiatives, including through restructuring activities, could materially adversely affect our business and results of operations.

From time to time, we may implement cost reduction initiatives in response to significant downturns in our industry, including relocating manufacturing to lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to lower costs, implementing personnel reductions and voluntary retirement programs, reducing employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead.

We cannot assure you that any cost reduction initiatives will be successfully or timely implemented or that they will materially and positively impact profitability.

If we are unable to identify and make the substantial R&D investments required to remain competitive in our business, our business, financial condition, and results of operations may be materially adversely affected.

The semiconductor industry requires substantial investment in R&D in order to develop and bring to market new and enhanced technologies and products. The development of new products is a complex and time-consuming process and often requires significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in R&D that is required to remain competitive.

In addition, the lengthy development cycle for our products will limit our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users. There can be no assurance that we will win competitive bid selection processes, known as “design wins,” for new products. In addition, design wins do not guarantee that we will make customer sales or that we will generate sufficient revenue to recover design and development investments, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. There is no assurance that we will realize a return on the capital expended to develop new products, that a significant investment in new products will be profitable or that we will have margins as high as we anticipate at the time of investment or have experienced historically. To the extent that we underinvest in our R&D efforts, or that our investments and capital expenditures in R&D do not lead to sales of new products, we may be unable to bring to market technologies and products that are attractive to our customers, and as a result our business, financial condition and results of operations may be materially adversely affected.

We may be unable to develop new products to satisfy changing customer demands or regulatory requirements, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapidly changing technologies, evolving regulatory and industry standards and certifications, changing customer needs and frequent new product introductions. Our success will be largely dependent on our ability to accurately predict, identify and adapt to changes affecting the requirements of our customers in a timely and cost-effective manner. Additionally, the emergence of new industry or regulatory standards and certification requirements may adversely affect the demand for our products. We plan to focus our new product development efforts on market segments and applications that we anticipate will experience growth, but there can be no assurance that we will be successful in identifying high-growth areas or develop products that meet industry standards or certification requirements in a timely manner. A fundamental shift in technologies, the regulatory climate or consumption patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete, prevent or delay the introduction of new products that we planned to make or render our current or new products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our customers and end users or regulatory changes, our business and results of operations could be materially adversely affected.

The semiconductor industry is highly competitive, and our inability to compete effectively could materially adversely affect our business and results of operations.

The semiconductor industry is highly competitive, and our ability to compete successfully depends on elements both within and outside of our control. We will face significant competition from major global semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial R&D budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced rapid consolidation and our inability to compete with large competitors or failure to identify attractive opportunities to consolidate may materially adversely affect our business.

The semiconductor industry is characterized by the high costs associated with developing marketable products and manufacturing technologies as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing, and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

We will be dependent on the services of third-party suppliers and contract manufacturers, and any disruption in or deterioration of the quality of the services delivered by such third parties could materially adversely affect our business and results of operations.

We plan to use third-party contractors for certain of our manufacturing activities. Our agreements with these manufacturers may require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We will also be dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated, or our forecasted needs proved to be materially incorrect.

Sales through distributors and other third parties will expose us to risks that, if realized, could have a material adverse effect on our results of operations.

We may sell a significant portion of our products through distributors. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act (“FCPA”) or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our results of operations.

Our potential future global operations may subject us to risks inherent in doing business on a global level that could adversely impact our business, financial condition, and results of operations.

If our long-term expansion plans are realized, we anticipate that a certain amount of our total revenue may be derived from countries outside of the United States in the future, and we might maintain certain operations in these regions. In addition, we may rely on a number of contract manufacturers whose operations are primarily located outside of the United States. Risks inherent in doing business on a global level include, among others, the following:

●	economic and geopolitical instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

●	changes in regulatory requirements, international trade agreements, tariffs, customs, duties, and other trade barriers;

●	licensing requirements for the import or export of certain products;

●	exposure to different legal standards, customs, business practices, tariffs, duties, and other trade barriers, including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections;

●	transportation and other supply chain delays and disruptions;

●	power supply shortages and shutdowns;

●	difficulties in staffing and managing foreign operations, including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;

●	currency fluctuations;

●	currency convertibility and repatriation;

●	taxation of our earnings and the earnings of our personnel;

●	limitations on the repatriation of earnings and potential additional taxation of foreign profits in the U.S.;

●	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations (e.g., FCPA);

●	difficulty in enforcing intellectual property rights;

●	restrictions on our employee’s ability to travel and potential changes in our ability to obtain temporary work visas or work permits; and

●	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations, and policies of the jurisdictions in which we conduct our business.

We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets, the materialization of any of which could materially adversely affect our business, financial condition, and results of operations.

Special authorizations, permits, licenses may be required for our operations, which if delayed or denied could materially adversely affect our results of operations and financial condition.

The semiconductor industry commonly uses various hazardous materials in the manufacture of products. These materials may be incorporated in end products, be waste products of the manufacturing process, or be released accidentally. Such hazardous materials are regulated by state, local, and federal law and applicable policies, regulations, or other requirements. Furthermore, the semiconductor industry commonly utilizes equipment that can increase the risk of fire, water damage, electric shock to personnel, in addition to other risks. Semiconductor operations generally require permits, licenses, and other authorizations from government agencies. Since we have not yet commenced any of these operations, no permits or other authorizations have been obtained. Any delay or denial of such authorizations could have a material adverse effect on our operations and financial condition.

Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition.

Our future manufacturing operations may be subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water, and ground, and we may be identified as either a primary responsible party or a potentially responsible party at sites where we or our predecessors operated or disposed of waste in the past. Our operations may also be subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to various hazards including hazardous substances. We do not currently maintain environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. Moreover, we cannot assure you that even if such insurance is purchased, that it will cover any or all of our material environmental costs. In addition, the nature of our future operations may expose us to the continuing risk of environmental and health and safety liabilities including:

●	changes in U.S. state and federal, and international environmental or health and safety laws or regulations, including, but not limited to, future laws or regulations imposed in response to climate change concerns;

●	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

●	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities;

●	the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions; or

●	the cost of fines, penalties, or other legal liability, should we fail to comply with environmental or health and safety laws or regulations.

To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by insurance, we may bear the full effect of such costs, expenses, and liabilities, which could materially adversely affect our results of operations and financial condition.

We may be subject to disruptions or breaches of our secured network that could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We may routinely collect and store sensitive data, including IP and other proprietary information about our business and our customers, suppliers, and business partners. The secure processing, maintenance and transmission of this information will be critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, criminal fraud, or impersonation, acts of vandalism or terrorism or employee error. Our security measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. The costs to us to reduce the risk of or alleviate cyber security breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution, or other critical functions. Any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

The failure to comply with the terms and conditions of our contracts could result in, among other things, damages, fines, or other liabilities.

We expect to have a diverse customer base consisting of both private sector clients and public sector clients, including the U.S. government. Sales to our private sector clients are generally expected to be based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction-by-transaction basis. Sales to our public sector clients are generally expected to be derived from sales to federal, state, and local governmental departments and agencies through various contracts and programs, which may require compliance with regulations covering many areas of our operations, including, but not limited to, accounting practices, IP rights, information handling, and security. Noncompliance with contract terms, particularly with respect to highly regulated public sector clients, or with government procurement regulations could result in fines or penalties against us, termination of such contracts, or civil, criminal, and administrative liability to the Company. With respect to public sector clients, the government’s remedies may also include suspension or debarment from future government business. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position, and results of operations.

Risks Relating to Intellectual Property

If we are unable to protect the intellectual property we use, our business, results of operations and financial condition could be materially adversely affected.

We have filed several patent applications that are in various stages of progress. Some applications have issued, but there can be no assurance that all of the applications will be issued. The enforceability of any patents, trademarks, copyrights, software licenses and other IP we own or may own may be uncertain in certain circumstances. Effective IP protection may be unavailable, limited or not applied for in the U.S. and internationally. The various laws and regulations governing registered and unregistered IP assets, patents, trade secrets, trademarks, mask works and copyrights to protect products and technologies are subject to legislative and regulatory change and interpretation by courts. With respect to our IP generally, we cannot assure you that:

●	any of the U.S. or foreign patents and pending patent applications that we may employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned, or licensed to others;

●	any of our pending or future patent applications will be issued, have the coverage originally sought or be enforceable against third party infringers;

●	any of the trademarks, copyrights, trade secrets, know-how or mask works that we employ or will employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned, or licensed to others; or

●	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

If we seek to enforce our rights, we may be subject to claims that the IP right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of IP rights may result in the other party seeking to assert alleged IP rights of its own against us, which may materially adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, results of operations or cash flows.

In addition, some of our products and technologies may not be covered by any patents or pending patent applications. We intend to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to IP arising out of our research. Should we be unable to protect our IP, competitors may develop products or technologies that duplicate our products or technologies, benefit financially from innovations for which we bore the costs of development and undercut the sales and marketing of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

If our technologies are subject to claims of infringement on the intellectual property rights of third parties, efforts to address such claims could have a material adverse effect on our results of operations.

We may from time to time be subject to claims that we may be infringing third-party intellectual property (“IP”) rights. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third-party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

●	pay substantial damages;

●	indemnify customers or distributors;

●	cease the manufacture, use, sale or importation of infringing products;

●	expend significant resources to develop or acquire non-infringing technologies;

●	discontinue the use of processes; or

●	obtain licenses, which may not be available on reasonable terms, to the infringing technologies.

The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially and adversely affect our business, financial condition, and results of operations.

Risks Relating to Our Common Stock

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we had a public float of less than $250 million and annual revenues of less than $100 million as of the last business day of our second fiscal quarter during the fiscal year ended June 30, 2025, which is when such determination is made. In the event that we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We will remain exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act until we no longer qualify as a smaller reporting company or an emerging growth company. Depending on when our filer status changes and we lose our ability to rely on the exemption from Section 404(b), we may not have procedures and systems in place to immediately comply with its requirements.

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.

Our management identified a material weakness in our internal control over financial reporting as of June 30, 2025, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2025. Management concluded that there was a material weakness in our internal controls because there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions. As of August 4, 2025, we hired a full-time Chief Financial Officer who we believe will help resolve the identified material weaknesses and mitigate any material weaknesses in future periods.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to (1) remediate the significant deficiencies identified in the Company’s internal control over financial reporting, (2) maintain the adequacy of internal control over our financial reporting with regard to the financial condition and results of operations of the Company, or (3) remediate the material weakness identified in our internal controls over financial reporting, we probably will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes Oxley, as such standards are modified, supplemented or amended from time to time. Also, such ineffective controls could impair our ability to report quarterly and annual financial results, or other information required to be disclosed, in a timely and accurate manner and could cause our financial reporting to be unreliable, leading to misinformation being disseminated to the public. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. These failures could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about the Company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on the Company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Our officers, directors, and 5%+ stockholders own a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Collectively, our officers and directors own an aggregate of 2,066,250 shares of our common stock, or approximately 13% of our outstanding voting securities. We also have two stockholders who own over 5% of our common stock on an individual basis. As a result, such persons may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. Such persons are expected to have significant influence over a decision to enter into any corporate transaction. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Common Stock or prevent our shareholders from realizing a premium over the then-prevailing market price for their Common Stock.

In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

We do not currently intend to pay dividends on our Common Stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be subject to penny stock regulations and restrictions and if we are subject to such regulations and restrictions you may have difficulty selling shares of our Common Stock.

The Commission has adopted regulations that generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our Common Stock has been and may again be considered a “penny stock,” and when it is we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule can affect the ability of broker-dealers to sell our securities and affects the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance how long our shares of Common Stock will not be considered a “penny stock” because of its price or qualification for exemption from the Penny Stock Rule. In any event, even when our Common Stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our Common Stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We will finance our immediate cash needs (and expect to finance our future cash needs until we become profitable, if ever) through equity offerings, debt financings or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. We will require substantial funding to fund our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted.

Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of the Common Stock, and may make it more difficult for you to sell your securities at a time and price that you deem appropriate.

The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our Common Stock.

Sales of our shares of Common Stock in the public market by investors may cause the market price of our Common Stock to decline.

Sales of our shares, as well as the issuance of shares of Common Stock in future offering could result in resales of our Common Stock by our current shareholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our Common Stock. If and when we issue shares of Common Stock through the Shelf S3, it would further dilute your ownership.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not provide coverage of our company. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.

If any of the analysts who cover us issue an adverse or misleading opinion regarding us, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock.

Our certificate of incorporation and bylaws contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities and the division of our board of directors into three classes, serving staggered terms of three years each.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our bylaws will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Our bylaws will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our bylaws provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Upon dissolution of the Company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of the Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of Common Stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up of our Company. In this event, you could lose some or all of your investment.

The market price and trading volume of our common stock may be volatile.

The quotation systems and stock exchanges, including Nasdaq, on which our common stock is quoted, have from time to time experienced significant price and volume fluctuations. Even if our common stock is quoted on the Nasdaq, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this prospectus;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity, or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the semiconductor and sensors industries generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential, or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies, and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the completion of this offering.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.

Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our Common Stock could be delisted, which would adversely affect our common stock market price and liquidity and reduce our ability to raise capital.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. While we are currently in compliance with Nasdaq listing requirements and diligently attempt to remain in compliance, there is no guarantee that we will remain in compliance. If we were to fail to meet a Nasdaq Capital Market listing requirement, we may be subject to delisting by the Nasdaq Capital Market. In the event our common stock is no longer listed for trading on the Nasdaq Capital Market, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by investors, employees, and fewer business development opportunities. Finally, delisting could make it harder for us to raise capital and sell securities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We periodically assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks, and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

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

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

Item 2. Properties.

Our principal executive office is located at 27 Castilian Dr., Goleta, California. Effective February 22, 2021, we entered into a triple-net lease agreement with SBR Associates LP for the commercial building at 27 Castilian Dr. Goleta, California for a term of five years, which began on April 1, 2021. The current rent for this property is $14 thousand per month, with a CPI escalation over the initial base rent over the term of the lease. The lease expires on March 31, 2026, with the option to renew the lease with reasonable notice for two 60-month periods.

On June 6, 2025, the Company entered into a lease agreement for additional corporate office space in Goleta, California. The lease was cancellable unless we met certain conditions were met by the lessor. On September 5, 2025, those conditions were met and the lease became non-cancellable. The lease has a term of 5 years commencing in September 2025, with a total lease commitment of approximately $476 thousand. The Company is currently evaluating the accounting impact of this agreement under ASC 842, Leases.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time to time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.0001 per share, began trading on the Nasdaq Capital Market on March 27, 2025 under the symbol of “ALMU”. Prior to that date, our common stock traded on the OTCQB system under the symbol “ALMU” from August 26, 2022 to March 26, 2025. Our CUSIP number is 00776X109.

Holders of Record

As of September 7, 2025, we had 15,892,887 shares of our common stock outstanding held by approximately 41 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this Report.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and not previously disclosed in our Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other securities during the quarter ended June 30, 2025.

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

Overview

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates that are commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. Aeluma is based in Goleta, California, where we operate in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology, and applications.

Aeluma is a transformative semiconductor company specializing in high-performance technology that scales. Applications include mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance commuting, and quantum computing. Aeluma aims to break out of traditional manufacturing to expand the reach of its technology into mass markets. The demand for higher-performance semiconductors in consumer markets is increasing (https://www.marketsandmarkets.com/Market-Reports/shortwave-ir-market-52975079.html). Aeluma’s disruptive technology is scalable, cost-effective, while not sacrificing performance.

Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices including lasers, transistors, and solar cells.

Recent Government Contracts

In August 2024, we received a contract by NASA to develop quantum dot photonic integrated circuits (PICs) on silicon. This advanced technology targets next-generation space and aerospace applications, enabling capabilities such as free-space laser communication, autonomous navigation, and precision sensing.

In September 2024, we received an $11.7 million contract with DARPA to develop heterogeneous integration technology for nano-scale semiconductors that is compatible with leading-edge and future advanced-node semiconductors. Technology applications include AI, mobile devices, and 5G/6G wireless networking. This DARPA contract to Aeluma is structured with $6.0 million expected to be invoiced over the first 18 months and the remaining $5.7 million invoiced over the following 18 months, contingent on Aeluma meeting certain milestones.

In April 2025, we received a contract with the U.S. Department of Energy to develop commercially viable, low-cost shortwave infrared (SWIR) photodetectors. The award will accelerate commercialization of Aeluma’s wafer-scale platform for high-sensitivity, energy-efficient photodetector sensors applicable across critical growth sectors.

In June 2025, we received a contract with the U.S. Navy that could accelerate development of high-speed photodetectors for government and commercial applications. The new contract is for up to $1.3 million in funding, includes a major global interconnect manufacturer as a proposed subcontractor, and involves support from a top-tier government prime contractor.

In June 2025, we received a contract with the U.S. Navy that could accelerate development and commercialization for next-generation quantum computing and sensing systems. The new contract will support Aeluma’s low size, weight, and power imaging sensors for next-generation submarine systems.

Private Placements and Conversion of Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5.0 million to the Company, if the Common Stock is uplisted to a national securities exchange or if neither of those such events occur prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company did not complete qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes would automatically convert without any further action by the Holder into shares of the Company’s common stock equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provided that if there was a Sale of the Company, as defined in the Note, the Holder may elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price was dependent upon the type of Conversion Event that occurs, the Note carried a ceiling and floor price: the applicable conversion price would not be lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor would the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. The Floor Price for the investors who participated in this initial closing was equal to $2.68 per share. Since the Floor Price is tied to the Closing Date, the Floor Price may be different for investors who are part of a different closing, should the Company hold additional closings. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

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

On March 25, 2025, we determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, all holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, we have no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offering of Common Stock in Note 3 – Convertible Notes

Public Offering of Common Stock

On March 26, 2025, we entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share (the “Offering”). We also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The Offering closed on March 28, 2025.

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

Total gross proceeds from the Offering, including the over-allotment option, were $13.8 million. Net proceeds, after underwriting discounts and Offering expenses, were $12.6 million. We intend to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

In connection with the Offering, we, as well as our directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

Executive Officer Announcements

As of March 18, 2025, Mr. James Seo agreed to serve as Aeluma’s interim Chief Financial Officer/Principal Accounting Officer until we hire a full-time CFO. Mr. Seo has been serving as our Controller since May 2023. As of August 4, 2025, Mr. Christopher Stewart agreed to serve as Aeluma’s Chief Financial Officer/Principal Accounting Officer, replacing Mr. James Seo, our Interim CFO.

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

Limited Operating History

We have a limited operating history, and our future success is subject to numerous uncertainties and risks inherent in the development of a new business. Although we successfully completed our public offering on March 26, 2025, raising gross proceeds of $13.8 million, there can be no assurance that these funds will be sufficient to carry out all aspects of our business plan.

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

Operating Expenses

Cost of revenue consists of costs of materials, as well as direct compensation and other expenses incurred to provide deliverables that resulted in payment of our services performed and wafers delivered. We anticipate that our cost of revenue will vary substantially depending on the nature of products and/or services delivered in each customer engagement.

R&D expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, costs associated with design, fabrication, packaging and testing of our devices, and facility lease and utility expenses. We expense R&D expenses as incurred.

General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. In addition, general and administrative expenses include third-party consulting, legal, insurance, audit and accounting services, and office lease and utility expenses.

Other (Income) Expense

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

Results of Operations

Our results of operations for the fiscal year ended June 30, 2025, as compared to the same period of 2024, were as follows ($ in thousands):

	Year Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$4,665	$919	$3,746	407.9%
Operating expenses	6,807	5,482	1,325	24.2%
Other (income) expense	(880)	1	(881)	n/m
Loss before income tax expense	(3,022)	(4,562)	1,540	-33.8%
Income tax expense	-	-	-	-
Net loss	$(3,022)	$(4,562)	$1,540	-33.8%

Revenue: Revenue increased $3.7 million to $4.7 million, of which $4.4 million was derived from government contracts and $266 thousand from commercial product and service contracts for the fiscal year ended June 30, 2025. Revenue was $919 thousand, of which $854 thousand was derived from government contracts and $65 thousand from commercial product and service contracts, for the fiscal year ended June 30, 2024.

Operating expenses: Operating expenses increased $1.3 million, or 24.2%, to $6.8 million for the fiscal year ended June 30, 2025, compared to $5.5 million for the same period in 2024. The increase was primarily driven by an increase in material purchases to support the delivery of our products and services associated with revenue, as well as higher compensation and related costs, including salaries, stock-based compensation and employee benefits.

Other (income) expense: Other (income) expense consists of amortization of discount on convertible notes of ($715) thousand, changes in fair value of derivative liabilities of ($278) thousand, and interest income of $113 thousand for the fiscal year ended June 30, 2025.

Income tax expense: No income tax expense was recorded for the fiscal years ended June 30, 2025 and 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents, and a certificate of deposit totaling $15.7 million, compared to $1.3 million as of June 30, 2024. The increase in cash was primarily attributable to the net proceeds from the Offering, which generated gross proceeds of $13.8 million, offset by underwriting discounts and offering expenses totaling $1.2 million.

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

As of June 30, 2025, we had working capital of $16.6 million, compared to $766 thousand as of June 30, 2024. The increase was primarily driven by a $15.9 million increase in current assets, which rose to $17.3 million from $1.4 million over the same period, largely due to a $14.4 million increase in cash, cash equivalents, and a certificate of deposit. Current liabilities totaled $706 thousand and $627 thousand as of June 30, 2025 and 2024, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Year Ended June 30,
	2025	2024	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,148)	$(3,455)	$2,307	-66.8%
Investing activities	(161)	(322)	161	-50.0%
Financing activities	15,757	(4)	15,761	n/m
Increase (decrease) in cash	$14,449	$(3,781)	$18,230	n/m

Net cash used in our operating activities were $1.1 million and $3.5 million for the fiscal years ended June 30, 2025 and 2024, respectively. For the fiscal year ended June 30, 2025, the net cash used in operating activities primarily resulted from a net loss of $3.0 million and decreases in accounts receivable of $1.0 million, and prepaid and other current assets of $609 thousand. These amounts were partially offset by non-cash expenses including stock-based compensation expense of $1.9 million, amortization of discount on convertible notes of $715 thousand, depreciation and amortization expense of $416 thousand, and a change in fair value of derivative liabilities of $278 thousand. For the fiscal year ended June 30, 2024, the net cash used in operating activities was primarily attributable to a net loss of $4.6 million, partially offset by non-cash stock-based compensation expense of $732 thousand and depreciation and amortization expense of $311 thousand.

Net cash used in our investing activities totaled $161 thousand and $322 thousand for the fiscal years ended June 30, 2025 and 2024, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $15.8 million for the fiscal year ended June 30, 2025, compared to net cash used in our financing activities of $4 thousand for the same period in 2024. We received $3.1 million from the issuance of convertible notes, $12.6 million from the Offering, and $25 thousand from the exercise of stock options for the fiscal year ended June 30, 2025, compared to $4 thousand we used to purchase unvested restricted shares during the same period in 2024.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Our significant accounting policies and estimates are discussed in the “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

New accounting pronouncements adopted and under evaluation are discussed in the “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aeluma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021

Encino, California

September 9, 2025

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

($ in thousands, except per share data)

	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,628	$1,291
Certificate of deposit	12,112	-
Accounts receivable	962	60
Deferred compensation	-	20
Prepaids and other current assets	633	22
Total current assets	17,335	1,393
Property and equipment:
Equipment	1,692	1,531
Leasehold improvements	547	547
Accumulated depreciation	(1,021)	(609)
Property and equipment, net	1,218	1,469
Intangible assets	4	7
Right of use asset - operating	836	962
Other assets	13	13
Total assets	$19,406	$3,844

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$361	$317
Accrued expenses and other current liabilities	206	181
Lease liability - operating, current portion	138	129
Total current liabilities	705	627
Lease liability - operating, long-term portion	803	941
Total liabilities	1,508	1,568
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at June 30, 2025 and 2024	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized as of June 30, 2025 and 2024, and 15,864,360 and 12,178,424 shares issued and outstanding as of June 30, 2025 and 2024, respectively	2	1
Additional paid-in capital	34,542	15,899
Accumulated deficit	(16,646)	(13,624)
Total stockholders’ equity	17,898	2,276
Total liabilities and stockholders’ equity	$19,406	$3,844

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year Ended June 30,
	2025	2024
Revenue	$4,665	$919
Operating expenses:
Cost of revenue	1,884	619
Research and development	1,295	2,507
General and administrative	3,628	2,356
Total operating expenses	6,807	5,482
Loss from operations	(2,142)	(4,563)
Other income (expense):
Interest income	113	1
Amortization of discount on convertible notes	(715)	-
Changes in fair value of derivative liabilities	(278)	-
Total other income (expense), net	(880)	1
Loss before income tax expense	(3,022)	(4,562)
Income tax expense	-	-
Net loss	$(3,022)	$(4,562)
Net loss per share - basic and diluted	$(0.23)	$(0.37)
Weighted average common shares outstanding - basic and diluted	13,168,345	12,298,355

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2023	12,817,500	$1	$15,171	$(9,062)	$6,110
Repurchase of common stock (Note 4)	(649,570)	-	(4)	-	(4)
Stock warrants exercised	10,494	-	-	-	-
Stock-based compensation	-	-	732	-	732
Net loss	-	-	-	(4,562)	(4,562)
Balance, June 30, 2024	12,178,424	$1	$15,899	$(13,624)	$2,276
Issuance of common stock, net of offering costs (Note 4)	2,628,571	1	12,587	-	12,588
Conversion of convertible notes (Note 3)	898,573	-	1,667	-	1,667
Conversion of derivative liabilities (Note 2)	-	-	2,471	-	2,471
Stock options exercised	151,028	-	25	-	25
Stock warrants exercised	8,034	-	-	-	-
Stock-based compensation	-	-	1,893	-	1,893
Net loss	-	-	-	(3,022)	(3,022)
Balance, June 30, 2025	15,864,630	$2	$34,542	$(16,646)	$17,898

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended June 30,
	2025	2024
Operating activities:
Net loss	$(3,022)	$(4,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	20	33
Stock-based compensation expense	1,893	732
Depreciation and amortization expense	415	311
Amortization of discount on convertible notes	715	-
Changes in fair value of derivative liabilities	278	-
Changes in operating assets and liabilities:
Accounts receivable	(902)	129
Prepaids and other current assets	(611)	(2)
Accounts payable	44	(144)
Accrued expenses and other current liabilities	22	48
Net cash used in operating activities	(1,148)	(3,455)
Investing activities:
Purchase of equipment	(161)	(322)
Net cash used in investing activities	(161)	(322)
Financing activities:
Repurchase of common stock	-	(4)
Proceeds from stock option exercise	25	-
Proceeds from convertible notes issuance	3,145	-
Proceeds from Public Offering, net of offering costs	12,588	-
Net cash provided by (used in) financing activities	15,758	(4)
Net change in cash and cash equivalents, and certificate of deposit	14,449	(3,781)
Cash and cash equivalents, and certificate of deposit, beginning of period	1,291	5,072
Cash and cash equivalents, and certificate of deposit, end of period	$15,740	$1,291

Supplemental non-cash disclosures:
Conversion of convertible notes to stockholders’ equity	$1,667	-
Conversion of derivative liabilities to stockholders’ equity	$2,471	-

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – The Company

Aeluma, Inc. (the “Company”) develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices and other applications. Aeluma’s technology is broadly applicable across mobile, automotive, artificial intelligence (AI), defense & aerospace, communication, augmented reality (AR), virtual reality (VR), high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art research and development (“R&D”)/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets related to its materials, manufacturing technology, and applications.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated financial statements

Cash and Cash Equivalents, and Certificate of Deposit

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company invests its excess cash in certificates of deposit issued by financial institutions with high credit ratings. As of June 30, 2025, the Company held a certificate of deposit with a carrying value of $12.1 million, including $112 thousand of interest income. The certificate of deposit bears interest at a rate of 3.74%.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC, but at times may exceed federally insured limits.

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the fiscal year ended June 30, 2025, 71% of our revenue was derived from Customer E and, for the fiscal year ended June 30, 2024, 36%, 31% and 17% of our revenue was derived from Customer A, B and C, respectively. As of June 30, 2025, 100% of accounts receivable was attributable to Customer E and, as of June 30, 2024, 18%, 28% and 54%. of accounts receivable were attributable to Customer C, D and F, respectively. Customers A, B, C, D and E are government agencies

Segments

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as one single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes revenue, operating expenses, and other income (expense) at the consolidated level to manage the Company’s operations.

Convertible Debt Instruments

The Company evaluates agreements, including any convertible debt instruments, to determine if those agreements or any embedded components of those agreements qualify as derivative financial instruments to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the agreement is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values, which creates an additional debt discount to the host instrument. The Company amortizes the respective debt discount over the term of the notes, using the effective interest method. See Note 3 – Convertible Notes.

Fair Value of Financial Instruments

As defined in FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses the market or income approach. Based on this approach, the Company utilizes certain assumptions about the risk inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and the reliability of the information used to determine fair values. As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

On March 25, 2025, holders of convertible promissory notes elected to convert the convertible notes into common stock. As part of the conversion, the Company remeasured the fair value of the embedded derivative liabilities immediately prior to conversion. The fair value of the embedded derivatives in our convertible notes as of the conversion date was determined based on a fair market value of $6.25 as of March 25, 2025.

All derivative liabilities were exercised, and as of June 30, 2025, the Company had no remaining outstanding derivative liabilities.

Fair Value of Embedded Derivatives ($ in thousands)
Beginning balance at July 1, 2024	$-
New derivative liabilities	2,193
Change in fair value of derivative liabilities	278
Conversion of derivative liabilities	(2,471)
Ending balance at June 30, 2025	$-

Property and Equipment

Property, equipment, and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. Repairs and maintenance to these assets are charged to expenses as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gains or losses arising from such transactions are recognized.

Intangible Assets

Intangible assets are associated with the Aeluma.com domain name and are amortized on a straight-line basis over 10 years.

Revenue Recognition

The Company follows a five-step approach for recognizing revenue: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Revenue is recognized when control of the promised goods or services is transferred to the customer. For performance obligations that are satisfied at a single point in time, the Company recognizes revenue at the point when control transfers, which is typically upon delivery, customer acceptance, or another specified milestone defined in the contract. For performance obligations satisfied over time, revenue is recognized as progress is made toward completion, using a measure that best depicts the transfer of control to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expenses. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year. The Company currently draws revenue from two primary sources:

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for R&D-related services and small-volume orders.

●	Government contracts: Revenue is principally generated under R&D contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost-reimbursement or fixed-price terms.

The Company capitalizes certain incremental costs incurred to obtain or fulfill a contract when such costs are expected to be recoverable. Prepaid costs, such as advance payments to vendors or subcontractors directly related to a customer contract, are recorded as assets and subsequently expensed consistent with the transfer of goods or services to the customer.

Government contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into four basic types: (i) cost-sharing contract under which government reimburses only a portion of the incurred costs, (ii) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (iii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iv) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost-reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Fixed-price contracts establish a set price for goods or services, which may be firm or adjustable under specific conditions. Adjustable fixed-price contracts can include elements such as ceiling or target prices, which are only subject to change through contract clauses that allow for equitable adjustments. Firm-fixed-price contracts do not permit any price changes based on the contractor’s actual costs, placing full financial risk and responsibility on the contractor. In contrast, fixed-price contracts with economic price adjustments allow for price changes either increases or decreases based on predefined events or conditions.

For the fiscal year ended June 30, 2025, the Company was awarded six government contracts totaling $13.8 million for the provision of services and delivery of materials. These awards are cost-reimbursement and firm-fixed-price contracts, under which payments are made upon completion of specified performance milestones. Revenue associated with these contracts will be recognized upon achievement of designated milestones.

For the fiscal year ended June 30, 2025, the Company recognized total revenue of $4.7 million, consisting of $4.4 million from all obligated government contracts and $266 thousand from product sales related to sampling or development activities. For the fiscal year ended June 30, 2024, the Company recognized total revenue of $919 thousand, consisting of $854 thousand from government contracts and $65 thousand from product sales related to sampling or development activities.

As of June 30, 2025, total remaining performance obligations under all obligated government contracts amounted to $10.2 million.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants and stock options, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the fiscal year ended June 30, 2025, 1,546,675 stock options were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

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

New Accounting Pronouncements Adopted

FASB Accounting Standards Updates (“ASU”) No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. The Company adopted ASU 2023-07 in 2025 and it did not have an impact on the Company’s financial position or results of operation as it impacts disclosures only.

Recent Accounting Pronouncements under Evaluation

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU requires additional disclosure regarding specific types of expenses included in the income statement. This guidance applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 3 – Convertible Notes

Between August 5, 2024 and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were set to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5.0 million to the Company, if the Common Stock was uplisted to a national securities exchange or if neither of those such events occurred prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company did not complete a qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically convert without any further action by the Holder into shares of the Company’s common stock at a conversion price equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provided that if there was a Sale of the Company, as defined in the Note, the Holder could elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price was dependent upon the type of Conversion Event that occurred, the Note carried a ceiling and floor price: the applicable conversion price was not lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor was the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. Since the Floor Price was tied to the Closing Date, the Floor Price differed for investors who were part of different closings. The Floor Price for the investors who participated in the closings was equal to $2.47 or $2.68 per share. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

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

On March 25, 2025, the Company determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offering of Common Stock in Note 4 – Stockholders’ Equity

For the fiscal year ended June 30, 2025, the Company recorded amortization of discount on convertible notes of $715 thousand. The carrying amount of convertible notes, totaling $1.7 million, including unamortized debt discount of $1.5 million, was reclassed to equity.

As of June 30, 2025, the Company’s convertible notes are as follows ($ in thousands):

Principal amounts of convertible notes	$3,145
Less: unamortized debt discount	(1,478)
Convertible notes, net of discount	1,667
Conversion of convertible notes	(1,667)
Principal amounts of convertible notes	$-

Note 4 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of stock. The total number of shares which this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of June 30, 2025.

Issued and Vested Shares to Officers

On October 27, 2020, the Company issued 1,623,920 shares of common stock each to Jonathan Klamkin, Director and Chief Executive Officer, and Lee McCarthy, Director, Interim Chief Financial Officer and Chief Operations Officer, for $10 thousand from each. Initially, 20% or 324,784 shares vested on October 27, 2020, and the remaining 1,299,136 shares vest in equal amounts, monthly over the subsequent 4 years. The stock purchase agreement contains a repurchase option whereby unvested shares may be repurchased by the Company, at the Company’s option. On November 17, 2022, Lee McCarthy left the Company, and on September 10, 2023, the Company exercised its option to purchase 649,570 unvested restricted shares Lee McCarthy held for a total consideration of $4 thousand, the initial purchase price of these shares. At June 30, 2025, all of Jonathan Klamkin’s shares vested.

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

Total gross proceeds from the offering, including the over-allotment option, were $13.8 million. Net proceeds, after underwriting discounts and offering expenses, were $12.6 million. The Company intends to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

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

For the fiscal years ended June 30, 2025 and 2024, $20 thousand and $33 thousand, respectively, have been amortized in the consolidated statements of operations. As of June 30, 2025, there was no deferred compensation included in the consolidated balance sheets, as all deferred compensation had been fully expensed.

The following is a schedule summarizing restricted stock awards for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2023	75,293	$1.97
Granted	-	-
Vested	(64,696)	1.98
Forfeited	-	-
Outstanding at June 30, 2024	10,597	$1.90
Granted	-	-
Vested	(10,597)	1.90
Forfeited	-	-
Outstanding at June 30, 2025	-	$-

Common Stock Options

For the fiscal year ended June 30, 2024, the Company granted stock options of 20,000 and 100,821 to consultants and members of the board of directors, respectively. The stock options granted to consultants expire in 10 years have exercise prices ranging from $2.50 to $3.90, and vest immediately. Stock options granted to members of the board of directors expire in 10 years have an exercise price of $2.99, and vest in nine months.

For the fiscal year ended June 30, 2025, the Company granted stock options of 78,000 and 723,354 to consultants, and employees and members of the Company’s board of directors, respectively. The stock options granted to consultants expire in 10 years, have exercise prices ranging from $2.97 to $3.51 and vest in six months to 2 years. Stock options granted to employees and members of board of the Company’s directors expire in 10 years, have exercise prices ranging from $5.93 to $18.99, and vest in one month to forty-eight months.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Year Ended June 30,
	2025	2024
Weighted-average fair value	$6.53	$2.52
Expected volatility	113.9% - 138.3%	104.9% - 113.9%
Expected term	0.9 years - 6.1 years	5.0 years - 6.2 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.87% - 4.65%	3.94% - 4.92%

For the fiscal years ended June 30, 2025 and 2024, stock-based compensation expenses for options granted were $1.9 million and $732 thousand, respectively. Unrecognized stock-based compensation expense was $4.1 million, and the average expected recognition period was 1.5 years as of June 30, 2025.

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	953,821	$2.45	$1,087
Granted	801,354	8.08
Exercised	(267,957)	2.28
Reversal of Expired/forfeited	83,457	2.89
Outstanding at June 30, 2025	1,570,675	$5.33	$17,410
Exercisable at June 30, 2025	837,754	$3.65	$10,656

Outstanding at July 1, 2023	1,034,000	$2.31	$640
Granted	120,821	3.01
Exercised	-	-
Expired/forfeited	(201,000)	2.08
Outstanding at June 30, 2024	953,821	$2.45	$1,087
Exercisable at June 30, 2024	550,116	$2.36	$674

(1)	Represents the excess of the fair value on the last day of the period (which was $16.37 and $3.59 as of June 30, 2025 and 2024, respectively) over the exercise price, multiplied by the number of options.

Note 6 – Facility Operating Lease

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Santa Barbara, California with total lease payments of $782 thousand. The Company determined the lease constitutes a Right of Use (ROU) asset and has recorded the present value of the lease payments as an asset and liability per ASC 842. The lease agreement waived the first three months of rent with payments commencing July 1, 2021. At the commencement of the lease, the net present value of the lease payments was $768 thousand. In addition to these lease payments, the Company is also responsible for its shares of common area operating expenses and electricity. Such expenses are considered variable costs and are not included in the measurement of the lease liability. The lease agreement also provides for the option to extend the lease for two additional sixty-month periods. On July 1, 2023, one of the two options to extend was considered reasonably certain of exercise, and the Company remeasured the ROU asset and lease liability. The Company recorded the net present value of $1.2 million for both the ROU asset and lease liability on July 1, 2023.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2025 ($ in thousands):

For the years ending June 30,
2026	$173
2027	178
2028	182
2029	187
2030	191
Thereafter	146
Total	1,058
Less imputed interest	(117)
Total lease liability - operating	941
Less: lease liability - operating, current portion	138
Lease liability - operating, long-term portion	$803

The lease term and the discount rate for the lease at June 30, 2025 are 5.8 years and 4.00%, respectively. The total lease expenses were $168 thousand and $167 thousand for the years ended June 30, 2025 and 2024, respectively. The variable costs for common area operating expenses and electricity were $231 thousand and $240 thousand for the years ended June 30, 2025 and 2024, respectively.

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

The following warrants to purchase common stock were outstanding as of June 30, 2025:

Number of Shares	Exercise Price	Expiration Date
279,255	$2.00	June 22, 2026
37,433	2.00	June 28, 2026
11,500	2.00	July 1, 2026
27,032	3.00	December 22, 2027
4,588	3.00	January 10, 2028
6,720	3.00	March 31, 2028
44,933	3.00	May 10, 2028
131,427	6.04	March 26, 2030
542,888

Note 8 – Income Taxes

The Company reported a pre-tax loss of $3.0 million and $4.5 million for the years ended June 30, 2025 and 2024, respectively.

There is no federal or state provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. Deferred income taxes reflect the net tax effects primarily of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2025, the Company has approximately $7.6 million in federal net operating loss carryforwards available to offset future taxable income.

Deferred tax assets are calculated using combined federal and state statutory tax rates. For federal purposes, the statutory corporate tax rate is 21%, as set by the Tax Cuts and Jobs Act of 2017 and effective through 2025. The California state income tax rate is 7%, net of federal deduction. Accordingly, the combined effective rate applied to statutory income tax rates is offset by a change in the deferred income tax valuation allowance of approximately 28%.

Note 9 – Subsequent Events

On August 4, 2025, the Company appointed Christopher Stewart as its Chief Financial Officer. Pursuant to Mr. Stewart’s employment agreement, was granted 110,000 stock options and 55,000 restricted stock units (“RSUs”). The stock options have an exercise price of $21.04, with 25% of the stock options vesting on the twelve (12) month anniversary of Mr. Stewart’s employment with the Company. The balance of the stock options will vest in equal monthly increments, on each monthly anniversary of Mr. Stewart’s employment start date with the Company, over the next thirty-six (36) months. The stock options expire on the 10-year anniversary of their vesting date. 25% of the shares underlying the RSUs will vest at the end of the fiscal quarter following the twelve (12) month anniversary of Mr. Stewart’s employment start date with the Company, with a pro-rated amount for any partial quarter preceding the twelve (12) month anniversary. The balance of the RSUs will vest in equal quarterly increments, with a pro-rated amount for any partial final quarter. Each restricted stock unit represents the contingent right to receive, at settlement, one share of common stock.

On June 6, 2025, the Company entered into a lease agreement for additional corporate office space in Goleta, California. The lease was cancellable unless certain conditions were met by the lessor. On September 5, 2025, those conditions were met and the lease became non-cancellable. The lease has a term of 5 years commencing in September 2025, with a total lease commitment of approximately $476 thousand. The Company is currently evaluating the accounting impact of this agreement under ASC 842, Leases.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2025, concluded that our disclosure controls and procedures were ineffective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of June 30, 2025, our internal control over financial reporting was ineffective due to an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On May 14, 2025, our CEO, Mr. Jonathan Klamkin, adopted a plan intended as a “Rule 10b5-1 trading arrangement.” 150,000 shares were sold under the plan on August 14, 2025. Mr. Klamkin terminated the plan on August 18, 2025. The plan was determined to be a “non-10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K of the Exchange Act. The plan was for the sale of up to 400,000 shares of the Company’s common stock, to occur between August 14, 2025 and December 13, 2025, in accordance with the prices and formulas set forth in the plan but given the plan was terminated, no further sales were or will be made pursuant hereto.

On June 23, 2025, one of our directors, Mr. Steven DenBaars adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act. His plan is for the sale of up to 130,000 shares of the Company’s common stock, to occur between October 6, 2025 and May 6, 2026, in accordance with the prices and formulas set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Executive Officers and Directors

The Board of Directors currently consists of five members. As per our amended and restated bylaws, our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation, or removal.

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. See Exhibit 4.3 - “Description of Securities-Anti-Takeover Provisions” for a discussion of these and other anti-takeover provisions found in our amended and restated certificate of incorporation and amended and restated bylaws, which became effective immediately following the closing of the Merger.

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

On August 4, 2025, the Company appointed Christopher Stewart as its full-time Chief Financial Officer (CFO) and Principal Accounting Officer, taking over for Mr. James Seo who was serving as Interim CFO. There are no family relationships between Mr. Stewart, Mr. Seo, and any of the Company’s directors or other executive officers. There have been no transactions involving Mr. Stewart that would be required to be disclosed by Item 404(a) of Regulation S-K. The Company has entered into a standard indemnification agreement with Mr. Stewart.

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Positions	Directors Class, if applicable	Expiration of Director Term
Executive Officers
Jonathan Klamkin	45	Chief Executive Officer, President & Chairman	Class III	2027
Christopher Stewart	57	Chief Financial Officer
Non-Employee Directors
Craig Ensley	74	Director	Class II	2026
Steven P. DenBaars	63	Director	Class I	2025
John Paglia	57	Director	Class I	2025
Michael Byron	59	Director	Class II	2026

Background of Officers and Directors

Jonathan Klamkin serves as President and Chief Executive Officer and is one of our directors. Mr. Klamkin has been the CEO and Director of Biond Photonics (now Aeluma) since February 28, 2019. He is a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara (2015-present), where his group conducts pioneering research in integrated photonics and optoelectronics for communications and sensing applications. Mr. Klamkin was with BinOptics Corp. (2001-2002), a laser diode manufacturer that was acquired by Macom in 2015. Jonathan is the recipient of numerous awards including the NASA Young Faculty Award, the DARPA Young Faculty Award, and the DARPA Director’s Fellowship. He has published more than 200 papers, holds several patents, and has given more than 100 invited presentations to industry, government, and the academic community. Mr. Klamkin holds a Bachelor of Science in Electrical and Computer Engineering from Cornell University and a Master of Science in Electrical and Computer Engineering and a Ph.D. in Materials from the University of California, Santa Barbara

Christopher Stewart was appointed as Chief Financial Officer in August 2025. Prior to joining the Company, Mr. Stewart was the Chief Financial Officer for LeddarTech Holdings Inc., an AI-driven software company that he led through its transition to a publicly traded company. Prior to that, he was the Chief Financial Officer of Bionano Genomics, Inc. Mr. Stewart also previously held leadership roles at Maxwell Technologies (acquired by Tesla in 2019), Entropic Communications (acquired by Maxlinear in 2015), and Intel Corporation. Stewart received a Bachelor of Science in Business Administration from the University of Southern California and a Master’s in Business Administration from Carnegie Mellon University.

Steven P. DenBaars serves as one of our directors. Steven has been on Biond Photonics’ (now Aeluma’s) Board of Directors since June 5, 2021. He is a Professor of Materials and Electrical and Computer Engineering at the University of California Santa Barbara (1991-pres). Prof. DenBaars has been very active in entrepreneurship, having helped co-found several start-up companies in the field of photonics and electronics. In 1996, he Co-founded Nitres Inc., which was acquired by Cree Inc. in May 2000. In 2013, he Co-Founded SLD Laser, and helped build the company to over 150 employees before being acquired by Kyocera Corporation in 2021. In 2014, he assisted Dr. Jeffry Shealy in the founding of Akoustis Technologies Inc. (AKTS) for commercialization of RF Filters. In 2022 he joined the Board of Directors of SmartKem Ltd., a high-performance organic semiconductor company. He received the IEEE Fellow award in 2005, member of the National Academy of Engineers in 2012, and National Academy of Inventors in 2014. He has authored or co-authored over 980 technical publications, 360 conference presentations, and over 185 patents. Mr. DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering, respectively from the University of Southern California. We believe Mr. DenBaars qualifies as our director because of his entrepreneurial and start-up experience, as well as his engineering knowledge.

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

John Paglia serves as one of our directors and chairs the audit committee. Mr. Paglia is also an independent board director and audit committee chair for Simulations Plus, Inc. (NASDAQ: SLP), and an advisor to venture capital firms and startup companies. After 25 years as a faculty member with Pepperdine University’s Graziadio School of Business, serving in a variety of academic and leadership roles, John retired in July 2025 with the honorary title of Professor Emeritus of Finance. He also served as a consultant to the Library of Congress and the U.S. Congress, where he testified as an expert on the Small Business Administration’s private equity and venture capital program. John is a recipient of several prestigious industry awards for his work on the financing and capital markets. Mr. Paglia holds a Ph.D. in Business Administration (Finance), an MBA, a B.S. in Finance, and is a Certified Public Accountant, Chartered Financial Analyst, and NACD Directorship Certified™. We believe his knowledge of technical accounting issues and business experience qualify him as an expert in financial matters and as a qualified candidate for the Board.

Michael Byron serves as one of our directors. Mr. Byron retired as Vice President of Finance Operations & Systems at NVIDIA in December 2024. He joined NVIDIA in 2002 and held various finance leadership positions over 22 years. Before serving as Vice President of Finance Operations & Systems he served as Vice President & Chief Accounting Officer from 2011 to 2019. Prior to NVIDIA, Mr. Byron held finance and accounting roles at public technology companies and spent eight years as an auditor at Deloitte. He holds a Bachelor’s degree in Business Economics from UC Santa Barbara and has been a Certified Public Accountant since 1990. In addition to his corporate experience, Mr. Byron serves in various volunteer roles at UC Santa Barbara, including as a Trustee of the UC Santa Barbara Foundation and as an adviser to the Dean’s Investment Group. The Board believes Mr. Byron is qualified to be a director because of his knowledge of technical accounting, compliance issues, and business experience.

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

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Director Independence and Board Committees

As of the date hereof, we currently have four independent directors on our board and are operating with three board committees.

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

Our Board of Directors has determined that Mr. DenBaars, Mr. Paglia, Mr. Ensley, and Mr. Byron shall be considered independent directors in accordance with the definition of independence applied by the NASDAQ Stock Market.

We have established three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and governance committee. We will add independent directors, as needed, to each committee at the necessary time as per the applicable exchange’s rules.

Audit committee. Under the national exchange listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. At this time, Mr. Ensley, Mr. Paglia and Mr. Byron meet the independent director standard under national exchange listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Paglia was selected to serve as chairman of our audit committee. Each member of the audit committee is financially literate, and our Board has determined that Mr. Paglia qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	seek any information it requires from employees - all of whom are directed to cooperate with the audit committee’s requests - or external parties;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations, and corporate policy.

Compensation Committee. The compensation committee consists of Mr. Ensley (Chair), Mr. Paglia, Mr. DenBaars, and Mr. Byron. Under the national exchange listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Ensley, Mr. Paglia, Mr. DenBaars and Mr. Byron meet the independent director standard under national exchange listing standards applicable to members of the compensation committee.

We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers, and key employees;

●	assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

The charter will permit the committee to retain or receive advice from a compensation consultant and will outline certain requirements to ensure the consultants, independence, or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

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

Meetings of the Board of Directors

During the fiscal year ended June 30, 2025, Board meetings were held on September 27, 2024, November 6. 2024, February 6, 2025 and May 6, 2025. The Board also transacted business by unanimous written consent throughout the year.

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

Our board of directors has determined that our leadership structure is appropriate for the Company and our shareholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, our board of directors believes that a combined role of Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a chairman with extensive knowledge of our industry.

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

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Ethics, a copy of which is attached herein as Exhibit 14.1, that applies to all of directors and employees, pursuant to rules described in Regulation S-K. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. This Code constitutes a “code of ethics” as defined by the rules of the SEC. You can review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. Copies of the code can also be obtained from our website, www.aeluma.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the fiscal years ended June 30, 2025 and 2024 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Klamkin, CEO	2025	$271,667	(1)	$163,800	-	$1,427,360	-	-	-	$1,862,827
and Director	2024	$255,000	(1)	-	-	-	-	-	-	255,000
James Seo	2025	$159,000	(2)(3)	-	-	$99,345	-	-	-	$258,345
Interim CFO	2024	$152,500		-	-	-	-	-	-	$152,500

(1)	On January 27, 2025, the Board of Directors approved an increase in Mr. Klamkin’s annual salary to $295,000. On January 10, 2024, The Board of Directors approved issuing him 220,000 options with a 4-year vesting schedule, with an exercise price of $7.80 per share, subject to continued service as of each such vesting date.

(2)	On January 1, 2025, The Board of Directors approved issuing Mr. Seo 15,000 options with a 4-year vesting schedule, with an exercise price of $8.86 per share, subject to continued service as of each such vesting date.

(3)	Mr. Seo was Interim Financial Officer from March 18, 2025 to August 4, 2025.

(4)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the fiscal year ended June 30, 2025. These amounts have been calculated in accordance with FASB ASC Topic 718.

Employment and Change in Control Agreements

We have an employment agreement in place with our Chief Financial Officer, Christopher Stewart, pursuant to which he was granted 110,000 stock options and 55,000 restricted stock units (“RSUs”). The stock options have an exercise price of $21.04, with 25% of the stock options vesting on the twelve (12) month anniversary of Mr. Stewart’s employment with the Company. The balance of the stock options will vest in equal monthly increments, on each monthly anniversary of Mr. Stewart’s employment start date with the Company, over the next thirty-six (36) months. The stock options expire on the 10-year anniversary of their vesting date. 25% of the shares underlying the RSUs will vest at the end of the fiscal quarter following the twelve (12) month anniversary of Mr. Stewart’s employment start date with the Company, with a pro-rated amount for any partial quarter preceding the twelve (12) month anniversary. The balance of the RSUs will vest in equal quarterly increments, with a pro-rated amount for any partial final quarter. Each restricted stock unit represents the contingent right to receive, at settlement, one share of common stock. Additionally, as per his employment agreement, if Mr. Stewart is terminated by the Company without cause or by Mr. Stewart for good reason, within a period of (i) ninety (90) days before, or (ii) twelve (12) months following, a change of control, any unvested options and RSUs held by Mr. Stewart pursuant to the Company’s 2021 Stock Incentive Plan (the “Plan”) shall vest and become immediately exercisable subject to and in accordance with the Plan and the relevant grant agreement(s). In the case of the options, such options shall be exercisable within the earlier of ninety (90) days after the termination date and the expiry date of the options set forth in the grant agreement.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding certain outstanding shares held by each of our named executive officer as of June 30, 2025. These shares were converted into shares of our common stock in connection with the Merger, and the table below reflects all outstanding shares as of June 30, 2025 as if they had been granted by us.

Outstanding Equity Awards at June 30, 2025

Stock Options						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Share or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Jonathan Klamkin(1)	62,500	37,500	-	2.10	11/30/2032	-	-	-	-
	27,499	192,501	-	7.80	1/10/2035	-	-	-	-

James Seo(2)	19,999	20,001		3.00	5/15/2033
	1,875	13,125	-	8.86	1/1/2035	-	-	-	-

(1)	On November 30, 2022, we granted Mr. Klamkin a stock option to purchase 100,000 shares of our common stock, vesting in equal quarterly installments over four years, subject to his continued service on each vesting date. On January 10, 2025, we granted him a stock option to purchase 220,000 shares of our common stock, vesting in equal monthly installments over four years, also subject to his continued service on each vesting date.

(2)	On May 15, 2023, we granted Mr. Seo a stock option to purchase 40,000 shares of our common stock. Twenty-five percent of the options will vest after twelve months of continuous employment from the grant date, with the remaining shares vesting in equal monthly installments over the following three years, subject to his continued service on each applicable vesting date. Additionally, on January 1, 2025, we granted him a stock option to purchase 15,000 shares of our common stock, vesting in equal monthly installments over four years, also subject to his continued service on each vesting date.

Compensation Paid to Directors

The following table provides a summary of compensation paid to directors, who are not also executive officers, during the fiscal year ended June 30, 2025. The only director who is also an executive director is Mr. Klamkin, whose compensation is included in the Summary Compensation table above.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
Steven P. DenBaars	-	-	534,950		-	534,950
Craig Ensley	-	-	542,621		-	542,621
John Paglia	-	-	555,813		-	555,813
Michael Byron	-	-	233,336	(3)	-	233,336

(1)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the fiscal year ended June 30, 2025. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718.

(2)	On January 10, 2024, we granted stock options to Mr. DenBaars, Mr. Ensley and Mr. Paglia to purchase 84,663, 85,885 and 87,973 shares, respectively, of our common stock at an exercise price of $7.80, subject to their continued service through each such applicable vesting date. Twenty-five percent of each grant will vest February 28, 2025, with the remaining shares vesting in equal installments on May 31, August 31 and November 30, 2025.

(3)	On February 10, 2025, we entered into an independent director agreement with Mr. Byron, pursuant to which we issued him 45,833 stock options at an exercise price of $5.93 per share and provided him with standard indemnification. The terms of the option grants are as follows: 833 of the stock options shall vest on February 28, 2025, with the remaining 15,000 shares vesting in equal installments on May 31, August 31 and November 30, 2025.

Pension, Retirement or Similar Benefit Plans

With the exception of the executive officers who are eligible for participation in the company 401(k) plan, there are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Cash or non-cash compensation may be paid to our executive officers, including stock options, at the discretion of the board of directors or a committee thereof.

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

The percentage of shares beneficially owned is computed on the basis of 15,892,887 shares of common stock outstanding as of September 7, 2025. Shares of common stock that a person has the right to acquire within 60 days of September 7, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Aeluma, 27 Castilian Drive, Goleta, California 93117.

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Jonathan Klamkin, CEO and Director	1,600,234	(1)	10.0%
Christopher Stewart, CFO	-		-
Steven P. DenBaars, Director	516,864	(2)	3.2%
Craig Ensley, Director	125,085	(3)	*
John Paglia, Director	260,518	(4)	1.6%
Michael Byron, Director	30,833	(5)	*
All directors and executive officers as a group (6 persons)	2,533,534		15.9%

5% Stockholders
Mark Tompkins	2,715,833		17.1%
Lee McCarthy	977,425		6.2%

*	Less than 1%.

(1)	Represents 1,479,398 shares held by Mr. Klamkin, and 111,669 shares that vested and 9,167 shares that shall vest within the next 60 days pursuant to the terms of his stock options agreement through the date hereof.

(2)	Represents 410,088 shares held by Mr. DenBaars and 106,776 shares that vested pursuant to his stock options and director agreement through the date hereof.

(3)	Represents 16,667 shares held by Mr. Ensley and 108,418 shares that vested pursuant to his stock options and director agreement through the date hereof.

(4)	Represents 12,500 shares held by Mr. Paglia, 248,018 shares that vested pursuant to his stock options and director agreement through the date hereof.

(5)	Represents 30,833 shares that vested pursuant to Mr. Byron’s stock options and director agreement through the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of the end of the period ending June 30, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,570,675	$5.33	1,576,437
Equity compensation plans not approved by security holders	-	-	-
Total	1,570,675	$5.33	1,576,437

Our 2021 Equity Incentive Plan

Pursuant to the Merger Agreement and upon the closing of the Merger, we adopted our 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. We initially reserved 980,000 shares of our common stock for issuance pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. On January 1, 2024 and 2025, the number of shares reserved for issuance was increased by 608,396 shares and 612,124 shares, respectively. As of June 30, 2025, the number of shares available for future issuance under our 2021 Plan was 1,576,437.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2023, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

The Company is party to that certain Advisory Agreement with Mr. DenBaars, one of our directors, dated as of December 31, 2020, pursuant to which Mr. DenBaars shall serve as an advisor to the Company. Under the agreement, as partial compensation for his advisory services, the Company granted Mr. DenBaars the right to purchase 32,805 shares of common stock (represents 25,252 shares of Biond common stock prior to the Merger) at a price $0.008 per share; the shares have a four-year vesting schedule and Mr. DenBaars purchased such shares on February 4, 2021, prior to being appointed as one of our directors. The Advisory Agreement with Mr. DenBaars was amended on June 10, 2021, to reflect additional advisory services. Under this agreement, as partial compensation for his advisory service, the Company granted Mr. DenBaars the right to purchase an additional 213,198 shares of the Company’s common stock (representing 164,108 shares of Biond common stock prior to the Merger) at a price of $0.015 per share; the shares have a two-year vesting schedule. Pursuant to the terms of his advisory agreements, 241,903 of the shares have vested as of the date of this Report.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the fiscal years ended June 30, 2025 and 2024.

	Year Ended June 30,
	2025	2024
Audit fees	$77,500	$66,000
Audit-related fees	62,500	6,300
Tax fees	11,440	7,300
All other fees	-	-
Total	$151,440	$86,600

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this report on Form 10-K.

Exhibit No.	Description
1.1	Underwriting Agreement dated March 26, 2025, by and between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to the Current Report on Form 8-K dated March 28, 2025)
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
4.4	Underwriter Warrant (incorporated by reference to the Current Report on Form 8-K filed on March 28, 2025)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)

10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.17	Form of Note Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.18	Form of Note (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.19	Independent Director Agreement with Craig Ensley, effective as of December 14, 2023 (Incorporated by reference to the Registration Statement on Form S-1/A filed on October 7, 2024)
10.20	Director Agreement by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.21	Indemnification Agreement by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.22	Form of Non-Qualified Option to Purchase Common Stock by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.23	Employment Agreement dated August 4, 2025, by and between the Company and Christopher Stewart (incorporated by reference to the Current Report on Form 8-K filed on August 8, 2025)
14.1	Code of Ethics (incorporated by reference to the annual Report on Form 10-K filed on September 25, 2023)
16.1	Reserved.
21.1	Subsidiaries of the Registrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to the Annual Report on Form 10-K on September 27, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: September 9, 2025	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and indicated below on September 9, 2025.

Signature	Title

/s/ Jonathan Klamkin	President, Chief Executive Officer and Chairman
Jonathan Klamkin	(Principal Executive Officer)

/s/ Christopher Stewart	Chief Financial Officer
Christopher Stewart	(Principal Financial Officer and Accounting Officer)

/s/ Steven DenBaars	Director
Steven DenBaars

/s/ Craig Ensley	Director
Craig Ensley

/s/ John Paglia	Director
John Paglia

/s/ Michael J. Byron	Director
Michael J. Byron