Form 10-Q
period 2025-09-30
Aeluma, Inc.
filed 2025-11-12
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42570

AELUMA, INC.

(Exact name of registrant as specified in its charter)

(Former name and address, if changed since last report)

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

As of November 10, 2025, there were 17,857,863 shares of the issuer’s common stock, $0.0001 par value per share, outstanding, and no shares of preferred stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

($ in thousands, except per share data)

	September 30, 2025 (unaudited)	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$25,920	$3,628
Certificate of deposit	12,227	12,112
Accounts receivable	1,248	962
Prepaids and other current assets	829	633
Total current assets	40,224	17,335
Property and equipment:
Equipment	1,902	1,692
Leasehold improvements	547	547
Accumulated depreciation	(1,122)	(1,021)
Property and equipment, net	1,327	1,218
Right of use asset - operating	1,078	836
Other assets	24	17
Total assets	$42,653	$19,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$273	$361
Accrued expenses and other current liabilities	306	206
Lease liability – operating, current portion	189	138
Total current liabilities	768	705
Lease liability - operating, long-term portion	992	803
Total liabilities	1,760	1,508
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at September 30, 2025 and June 30, 2025	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 17,851,863 and 15,864,360 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	2	2
Additional paid-in capital	59,030	34,542
Accumulated deficit	(18,139)	(16,646)
Total stockholders’ equity	40,893	17,898
Total liabilities and stockholders’ equity	$42,653	$19,406

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Revenue	$1,385	$481
Operating expenses:
Cost of revenue	701	315
Research and development	606	401
General and administrative	1,686	496
Total operating expenses	2,993	1,212
Loss from operations	(1,608)	(731)
Other income (expense):
Interest income	115	-
Amortization of discount on convertible notes	-	(145)
Changes in fair value of derivative liabilities	-	146
Total other income, net	115	1
Loss before income tax expense	(1,493)	(730)
Income tax expense	-	-
Net loss	$(1,493)	$(730)
Net loss per share - basic and diluted	$(0.09)	$(0.06)
Weighted average common shares outstanding - basic and diluted	16,141,153	12,178,424

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (unaudited)

($ in thousands)

Three Months Ended September 30, 2025 and 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2025	15,864,360	$2	$34,542	$(16,646)	$17,898
Issuance of common stock, net of offering costs (Note 3)	1,955,000	-	23,385	-	23,385
Restricted stock units vested	2,903	-	-	-	-
Stock options exercised	21,476	-	47	-	47
Stock warrants exercised	8,124	-	-	-	-
Stock-based compensation	-	-	1,056	-	1,056
Net loss	-	-	-	(1,493)	(1,493)
Balance, September 30, 2025	17,851,863	$2	$59,030	$(18,139)	$40,893

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1	$15,899	$(13,624)	$2,276
Stock-based compensation	-	-	167	-	167
Net loss	-	-	-	(730)	(730)
Balance, September 30, 2024	12,178,424	$1	$16,066	$(14,354)	$1,713

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(1,493)	$(730)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	7
Stock-based compensation expense	1,056	167
Depreciation and amortization expense	102	100
Amortization of discount on convertible notes	-	145
Changes in fair value of derivative liabilities	-	(146)
Changes in operating assets and liabilities:
Accounts receivable	(286)	(262)
Prepaids and other current assets	(196)	(167)
Other assets	(8)	-
Accounts payable	(88)	(79)
Accrued expenses and other current liabilities	98	34
Net cash used in operating activities	(815)	(931)
Investing activities:
Purchase of equipment	(210)	(2)
Net cash used in investing activities	(210)	(2)
Financing activities:
Proceeds from stock option exercise	47	-
Proceeds from convertible notes issuance	-	3,145
Proceeds from public offering, net of offering costs	23,385	-
Net cash provided by financing activities	23,432	3,145
Net change in cash and cash equivalents, and certificate of deposit	22,407	2,212
Cash and cash equivalents, and certificate of deposit, beginning of period	15,740	1,291
Cash and cash equivalents, and certificate of deposit, end of period	$38,147	$3,503

Supplemental non-cash disclosures:
Right of use asset - operating obtained in exchange for lease liability -operating	$274	-

The accompanying notes are an integral part of these financial statements

Aeluma, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company and Basis of Presentation

Throughout these notes, “the Company,” “Aeluma,” “we,” “us” and “our” refer to Aeluma, Inc. and Subsidiary. Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices and other applications. Aeluma’s technology is broadly applicable across mobile, automotive, artificial intelligence (AI), defense & aerospace, communication, augmented reality (AR), virtual reality (VR), high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art research and development (“R&D”) and manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. The Company recently added a second facility with 2,400 sq. ft. of office and meeting space, also in Goleta, California. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets related to its materials, manufacturing technology, and applications.

The accompanying consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Government contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into four basic types: (i) cost-sharing contract under which government reimburses only a portion of the incurred costs, (ii) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (iii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iv) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost-reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Fixed-price contracts establish a set price for goods or services, which may be firm or adjustable under specific conditions. Adjustable fixed-price contracts can include elements such as ceiling or target prices, which are only subject to change through contract clauses that allow for equitable adjustments. Firm-fixed-price contracts do not permit any price changes based on the contractor’s actual costs, placing full financial risk and responsibility on the contractor. In contrast, fixed-price contracts with economic price adjustments allow for price changes, either increases or decreases, based on predefined events or conditions.

For the three months ended September 30, 2025, the Company was awarded one government contract of $150 thousand for the provision of services and delivery of materials. This award is a firm-fixed-price contract, under which payments are made upon completion of specified performance milestones. Revenue associated with this contract will be recognized upon achievement of designated milestones.

For the three months ended September 30, 2024, the Company was awarded two government contracts of $11.9 million for providing services and delivering materials. The awards are firm fixed contracts that shall be paid upon completion of performance and recognized as revenue over an expected term of 36 months.

As of September 30, 2025, total remaining performance obligations under all obligated government contracts amounted to $9.0 million.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and rely on subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock options, restricted stock units, and warrants, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the three months ended September 30, 2025, 1,522,371 stock options and 533,835 warrants were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC, but at times our cash in these accounts may exceed federally insured limits.

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the three months ended September 30, 2025, 65% and 17% of our revenue was derived from Customers E and B, and, for the three months ended September 30, 2024, 36%, 21%, 10%, 10%, and 10% of our revenue was derived from Customer A, C, B, D and F, respectively. As of September 30, 2025, 72% and 13% of accounts receivables were attributable to Customers E and B. As of September 30, 2024, 53%, 16%, 16% and 16% of accounts receivable were attributable to Customer A, B, D and F, respectively. Customers A, B, C, D and E are government agencies

Recent Accounting Pronouncements under Evaluation

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

In November 2024, the FASB issued ASU. 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU requires additional disclosure regarding specific types of expenses included in the income statement. This guidance applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2 – Convertible Notes

Between August 5, 2024, and August 27, 2024, we issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were set to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5.0 million to the Company, if the Common Stock was uplisted to a national securities exchange or if neither of those such events occurred prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)). In the event the Company did not complete a qualified financing or uplist at or before the maturity date, the outstanding balance of the Notes shall automatically convert without any further action by the Holder into shares of the Company’s common stock at a conversion price equal to eighty-five percent (85%) to the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to maturity date. The Note also provided that if there was a Sale of the Company, as defined in the Note, the Holder could elect to receive a cash payment equal to the aggregate amount of principal then outstanding under such Holder’s Note or convert the Note into shares of Common Stock equal to 85% of the VWAP of the Common Stock on the OTC Markets for the five trading days immediately prior to the Sale of the Company. Although the conversion price was dependent upon the type of Conversion Event that occurred, the Note carried a ceiling and floor price: the applicable conversion price was not lower than 85% of the 5-day VWAP on the applicable Closing Date (the “Floor Price”) nor was the applicable conversion price be higher than $3.50 per share (the “Ceiling Price”); the Floor Price and Ceiling Price shall automatically adjust in the event of a stock split or consolidation by the Company. Since the Floor Price was tied to the Closing Date, the Floor Price differed for investors who were part of different closings. The Floor Price for the investors who participated in the closings was equal to $2.47 or $2.68 per share. The Investors were granted piggyback registration rights for the shares of Common Stock underlying the Note.

The Note Purchase Agreement also contained customary representations and warranties of the Company and the Investors, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The Company analyzed the embedded features of the convertible notes, and the debt discount is being amortized over the term of the convertible notes using the effective interest method and the derivative liabilities are marked-to-market at each reporting date.

On March 25, 2025, the Company determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offerings of Common Stock in Note 3 – Stockholders’ Equity

During the quarter ended March 31, 2025, the carrying amount of convertible notes, totaling $1.7 million, including unamortized debt discount of $1.5 million, was reclassed to equity. For the three months ended September 30, 2024, the Company recorded amortization of discount on convertible notes of $145 thousand.

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of capital stock. The total number of shares that this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued as of September 30, 2025.

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

Public Offering of Common Stock

On March 26, 2025, the Company entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share (the “March Offering”). The Company also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The March Offering closed on March 28, 2025.

The March Offering was conducted pursuant to our registration statements on Form S-1 (File No. 333-285469), -declared effective by the SEC on March 25, 2025, and on Form S-1MEF filed under Rule 462(b), effective March 26, 2025.

Under the terms of the UA, the Company provided a 7.0% underwriting discount per share and issued to the Underwriter warrants to purchase up to 5.0% of the total shares sold in the March Offering (including the over-allotment shares), with an exercise price equal to 115% of the public offering price. See Note 6 - Warrants

Total gross proceeds from the March Offering, including the over-allotment option, were $13.8 million. Net proceeds, after underwriting discounts and Offering expenses, were $12.6 million. The Company intends to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

In connection with the March Offering, the Company, as well as its directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

On September 17, 2025, the Company entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC, as the representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale by the Company of 1,700,000 shares of the Company’s common stock, par value $0.0001 per share in its previously announced public offering (the “September Offering”). The public offering price in the September Offering was $13.00 per share of Common Stock. In connection with the September Offering, the Company granted the Underwriters a 30-day option to purchase up to 255,000 additional shares of its Common Stock at the public offering price, less the underwriting discount, and on September 18, 2025, the Underwriters exercised such option to purchase an additional 255,000 shares of Common Stock. The September Offering closed on September 19, 2025.

The net proceeds to the Company from the September Offering were $23.4 million, after deducting underwriting discounts and commissions and after payment of offering expenses.

The Company intends to use the net proceeds from the September Offering, together with its existing cash and cash equivalents, for expansion of business development efforts including (i) advancing manufacturing processes for production; (ii) hiring new employees; and (iii) working capital and general business purposes.

The Company made the September Offering pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-289135) previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC on September 18, 2025.

Note 4 – Stock-Based Compensation

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture

The Company entered into various consulting agreements that involved the issuance of common stock in exchange for future services. These agreements included time-based vesting provisions and repurchase rights tied to service terms. In connection with these agreements, the Company recorded deferred compensation for the fair value of the shares in excess of the amounts paid. The deferred compensation was recognized as consulting expense in the consolidated statements of operations over the applicable service periods.

For the three months ended September 30, 2025 and 2024, $0 and $7 thousand, respectively, were recognized as consulting expense in the consolidated statements of operations. As of September 30, 2025, there was no deferred compensation remaining in the consolidated balance sheets, as all related shares had vested and associated expense had been fully amortized as of June 30, 2025.

Restricted Stock Units

Restricted Stock Units (“RSUs”) are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2021 Equity Incentive Plan (2021 Plan). Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria.

During the three months ended September 30, 2025, the Company granted 76,403 RSUs, of which 2,903 were fully vested on the date of grant. The remaining RSUs will vest as follows: 25% on the 12month anniversary of the grant recipient’s start date and 75% in equal quarterly installments over the following 36 months. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at July 1, 2025	-	$-
Granted	76,403	20.34
Vested	(2,903)	17.14
Canceled	-	-
Outstanding at September 30, 2025	73,500	$20.46

Stock Options

For the three months ended September 30, 2025, the Company granted 157,906 stock options to employees and members of the Company’s board of directors. The stock options expire in 10 years, have exercise prices ranging from $16.37 to $20.82, and vest in one month to forty-eight months.

For the three months ended September 30, 2024, the Company issued 12,000 stock options to a consultant. The stock options expire in 10 years, have an exercise price of $3.13, and vest equally in twelve months.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Three Months Ended September 30,
	2025	2024
Weighted-average fair value	$16.72	$2.53
Expected volatility	101.4% - 104.6%	113.9%
Expected term	5.0 years - 6.1 years	5.3 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.69% - 4.07%	4.10%

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2025	1,570,675	$5.33	$17,410
Granted	157,906	20.25
Exercised	(22,187)	2.74
Canceled	(2,117)	7.80
Outstanding at September 30, 2025	1,704,277	$6.74	$16,678
Exercisable at September 30, 2025	960,897	$4.14	$11,503

(1)	Represents the excess of the fair value on the last day of the period (which was $16.10 as of September 30, 2025) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,446	$2.41	$1,258
Granted	12,000	3.13
Exercised	-	-
Canceled	(23,959)	2.39
Outstanding at September 30, 2024	1,056,487	$2.42	$795
Exercisable at September 30, 2024	740,480	$2.35	$613

(1)	Represents the excess of the fair value on the last day of the period (which was $3.17 as of September 30, 2024) over the exercise price, multiplied by the number of options.

For the three months ended September 30, 2025 and 2024, stock-based compensation expenses for stock options and RSU granted were $1.1 million and $167 thousand, respectively. Unrecognized stock-based compensation expense was $7.2 million, and the average expected recognition period was 1.8 years as of September 30, 2025.

Note 5 – Operating Lease

Lease expense for operating leases is recognized on a straight-line basis over the term of the lease. Right of Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company includes lease extension and termination options in the lease term when it is reasonably certain, based on consideration of relevant economic factors, that such options will be exercised.

On April 1, 2021, the Company commenced a 5-year operating lease for a facility in Goleta, California. The lease agreement includes extending the lease for two additional sixty-month periods. As of July 1, 2023, the Company determined that one of the two extension options was reasonably certain of exercise. Accordingly, the Company remeasured the ROU asset and lease liability to reflect the updated lease term.

On September 21, 2025, the Company commenced a 5-year operating lease for an office in Goleta, California with total lease payments of $303 thousand. The Company recorded the net present value of $274 thousand for both the ROU asset and lease liability on September 5, 2025.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2025 ($ in thousands):

Years ending June 30,
2026	$174
2027	237
2028	243
2029	248
2030	253
Thereafter	162
Total	1,317
Less imputed interest	(136)
Total lease liability - operating	1,181
Less: lease liability - operating, current portion	189
Lease liability - operating, long-term portion	$992

The weighted average remaining lease term and the discount rate for the lease at September 30, 2025 are 5.4 years and 3.97%, respectively. The total lease expenses were $48 thousand and $41 thousand for the three months ended September 30, 2025 and 2024, respectively. The variable costs for common area operating expenses and electricity were $101 thousand and $84 thousand for the three months ended September 30, 2025 and 2024, respectively.

Note 6 – Warrants to Purchase Common Stock

The warrants are exercisable at any time prior to their expiration dates and include a provision that allows for cashless exercise at the time of exercise. Under the cashless exercise provision, the holder may elect to receive a reduced number of shares of common stock determined according to a formula based on the fair market value of the Company’s common stock at the time of exercise, rather than paying the exercise price in cash.

The following warrants to purchase common stock were outstanding as of September 30, 2025:

Number of Shares	Exercise Price	Expiration Date
274,255	$2.00	June 22, 2026
37,058	2.00	June 28, 2026
11,393	2.00	July 1, 2026
26,762	3.00	December 22, 2027
4,542	3.00	January 10, 2028
6,660	3.00	March 31, 2028
41,738	3.00	May 10, 2028
131,427	6.04	March 26, 2030
533,835

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the filing date or the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2025.

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

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties, and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, capital markets, the U.S. Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

Overview

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates that are commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. We operate in a 9,000 sq. ft. facility with a state-of-the-art research and development (“R&D”)/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology, and applications. On September 5, 2025, the Company commenced a new five-year lease for an office adjacent to its existing facility to accommodate anticipated headcount growth and support future expansion.

Aeluma is a transformative semiconductor company specializing in high-performance technology that scales. Applications include mobile, automotive, AI, defense & aerospace, communication, AR/VR, high-performance computing, and quantum computing. Aeluma aims to break out of traditional manufacturing to expand the reach of its technology into mass markets. The demand for higher-performance semiconductors in consumer markets is increasing (https://www.marketsandmarkets.com/Market-Reports/shortwave-ir-market-52975079.html). Aeluma’s disruptive technology is scalable, cost-effective, while not sacrificing performance.

Additionally, Aeluma’s technology may be used to manufacture other electronic and optoelectronic devices including lasers, transistors, and solar cells.

Recent Government Contracts

In September 2025, we received a contract with NASA that could accelerate development and commercialization for next-generation quantum computing and sensing systems. The new contract will help advance our efforts to commercialize entangled photon sources, a critical enabler for quantum computing and communication systems.

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

In September 2024, we received an $11.7 million contract with U.S. Defense Advanced Research Projects Agency (“DARPA”) to develop heterogeneous integration technology for nano-scale semiconductors that is compatible with leading-edge and future advanced-node semiconductors. Technology applications include AI, mobile devices, and 5G/6G wireless networking. This DARPA contract to Aeluma is structured with $6.0 million expected to be invoiced over the first 18 months and the remaining $5.7 million invoiced over the following 18 months, contingent on Aeluma meeting certain milestones.

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

On March 25, 2025, we determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, all holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, we have no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offerings of Common Stock in Note 2 – Convertible Notes

Public Offerings of Common Stock

On March 26, 2025, we entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC in connection with a public offering of 2,285,714 shares of its common stock at a price of $5.25 per share (the “March Offering”). We also granted the Underwriter a 30-day option to purchase up to an additional 342,857 shares to cover over-allotments, which was exercised in full on March 27, 2025. The March Offering closed on March 28, 2025.

The March Offering was conducted pursuant to our registration statements on Form S-1 (File No. 333-285469), declared effective by the SEC on March 25, 2025, and on Form S-1MEF filed under Rule 462(b), effective March 26, 2025.

Under the terms of the UA, we provided a 7.0% underwriting discount per share and issued to the Underwriter warrants to purchase up to 5.0% of the total shares sold in the March Offering (including the over-allotment shares), with an exercise price equal to 115% of the public offering price.

Total gross proceeds from the March Offering, including the over-allotment option, were $13.8 million. Net proceeds, after underwriting discounts and Offering expenses, were $12.6 million. We intend to use the proceeds for business development, scaling manufacturing operations, and general corporate purposes.

In connection with the March Offering, we, as well as our directors and officers, agreed to a 90-day lock-up period restricting sales or transfers of Company securities, subject to customary exceptions. The Underwriter has the discretion to release these restrictions at any time.

On September 17, 2025, the Company entered into an Underwriting Agreement (“UA”) with Craig-Hallum Capital Group LLC, as the representative of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale by the Company of 1,700,000 shares of the Company’s common stock, par value $0.0001 per share in its previously announced public offering (the “September Offering”). The public offering price in the September Offering was $13.00 per share of Common Stock. In connection with the September Offering, the Company granted the Underwriters a 30-day option to purchase up to 255,000 additional shares of its Common Stock at the public offering price, less the underwriting discount, and on September 18, 2025, the Underwriters exercised such option to purchase an additional 255,000 shares of Common Stock. The September Offering closed on September 19, 2025.

The net proceeds to the Company from the September Offering were $23.4 million, after deducting underwriting discounts and commissions and after payment of offering expenses.

The Company intends to use the net proceeds from the September Offering, together with its existing cash and cash equivalents, for expansion of business development efforts including (i) advancing manufacturing processes for production; (ii) hiring new employees; and (iii) working capital and general business purposes.

The Company made the September Offering pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-289135) previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus filed with the SEC on September 18, 2025.

Other Recent Events

On August 4, 2025, the Company appointed Christopher Stewart as its Chief Financial Officer. Pursuant to Mr. Stewart’s employment agreement, he was granted 110,000 stock options and 55,000 restricted stock units (“RSUs”). The stock options have an exercise price of $21.04, with 25% of the stock options vesting on the twelve (12) month anniversary of Mr. Stewart’s employment with the Company. The balance of the stock options will vest in equal monthly increments, on each monthly anniversary of Mr. Stewart’s employment start date with the Company, over the next thirty-six (36) months. The stock options expire on the 10-year anniversary of their vesting date. 25% of the shares underlying the RSUs will vest at the end of the fiscal quarter following the twelve (12) month anniversary of Mr. Stewart’s employment start date with the Company, with a pro-rated amount for any partial quarter preceding the twelve (12) month anniversary. The balance of the RSUs will vest in equal quarterly increments, with a pro-rated amount for any partial final quarter. Each restricted stock unit represents the contingent right to receive, at settlement, one share of common stock.

Plan of Operations

Our technology is based on heterogeneous integration of compound semiconductor materials on large-diameter substrates such as silicon. This heterogeneous integration enables the subsequent device fabrication and manufacturing in large-scale manufacturing environments that are suited to mass markets.

We will continue to develop our technology that includes novel materials and devices based on our core intellectual property. Our primary focus is to manufacture high-performance semiconductor technologies that scale for mass markets. Aeluma operates R&D and manufacturing facilities at its headquarters in Goleta, California, and has developed relationships with volume fabrication foundries and packaging partners. We will continue to mature our manufacturing processes to further our commercialization traction. We have generated revenue through various customer and government contracts, including small-volume orders, engineering sample evaluations, non-recurring engineering (NRE) development efforts, and R&D projects. We will continue to perform on these various efforts, expand our business development and marketing efforts, further engage with our manufacturing partners, and continue our efforts toward volume production and commercialization. We expect to rely on such external capabilities to scale our production capacity in support of high-volume markets.

Limited Operating History

We have a limited operating history, and our future success is subject to numerous uncertainties and risks inherent in the development of a new business. Although we successfully completed public offerings on March 26, 2025 and September 22, 2025, raising gross proceeds of $13.8 million and $25.4 million, respectively, there can be no assurance that these funds will be sufficient to carry out all aspects of our business plan.

Following the offerings, management has assessed our financial position and operating plan and determined that the previously reported substantial doubt about our ability to continue as a going concern has been alleviated. The proceeds from the offerings have provided near-term capital to support our operations and ongoing development efforts. However, we continue to face risks typical of early-stage companies, including limited capital resources, operational and financial challenges, and uncertainty in product development.

Components of Results of Operations

Revenue

Our revenue currently consists of commercial product sales and government contracts.

Operating Expenses

Cost of revenue consists of costs of materials, as well as direct compensation and other expenses incurred to provide deliverables that resulted in payment of our services performed and wafers delivered. All such costs are derived through an allocation of R&D expenses that are directly associated with specific projects. We anticipate that our cost of revenue will vary substantially depending on the nature of products and/or services delivered in each customer engagement.

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

Results of Operations

Our results of operations for the three months ended September 30, 2025, as compared to the same period of 2024, were as follows ($ in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,385	$481	$904	187.9%
Operating expenses	2,993	1,212	1,781	146.9%
Other income	115	1	114	n/m
Loss before income tax expense	(1,493)	(730)	(763)	104.3%
Income tax expense	-	-	-	-
Net loss	$(1,493)	$(730)	$(763)	104.3%

Revenue: Revenue increased $904 thousand to $1.4 million, of which $1.34 million was derived from government contracts and $41 thousand from other products and services for the three months ended September 30, 2025. Revenue was $481 thousand, of which $431 thousand was derived from government contracts and $50 thousand from other products and services, for the same period of 2024.

Operating expenses: Operating expenses increased $1.8 million, or 146.9%, to $3.0 million for the three months ended September 30, 2025, compared to $1.2 million for the same period in 2024. The increase was primarily driven by an increase in material purchases to support the delivery of our products and services associated with revenue, as well as higher compensation and related costs, including salaries, stock-based compensation and employee benefits driven by new employees hires to support the expansion of the business and scaling of operations.

Other (income) expense: Other (income) expense consists of interest income of $115 thousand for the three months ended September 30, 2025, compared to amortization of discount on convertible notes of ($145) thousand, changes in fair value of derivative liabilities of $146 thousand, and interest income of $1 thousand for the three months ended for the same period of 2024.

Income tax expense: No income tax expense was recorded for the three months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents, and a certificate of deposit totaling $38.1 million, compared to $15.7 million as of June 30, 2025. The increase in cash was primarily attributable to the net proceeds from the public offerings, which generated gross proceeds of $25.4 million, offset by underwriting discounts and offering expenses totaling $2.0 million.

Prior to the offerings, our operations were primarily financed through the issuance of convertible notes and sales of common stock in private placement transactions. As previously disclosed, we had expressed substantial doubt about our ability to continue as a going concern due to recurring losses and negative operating cash flows. With the successful completion of the offerings, we believe that substantial doubt about our ability to continue as a going concern has been alleviated for at least the next twelve months.

We intend to use the net proceeds from the offerings to support operational growth, invest in product development, and fund working capital and general corporate purposes. Based on our current operating plan, we believe that our existing cash, cash equivalents, and certificate of deposit, combined with projected revenues and cost management strategies, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

We will continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of September 30, 2025, we had working capital of $39.5 million, compared to $16.6 million as of June 30, 2025. The increase was primarily driven by a $22.9 million increase in current assets, which rose to $40.2 million from $17.3 million over the same period, largely due to a $22.4 million increase in cash, cash equivalents, and a certificate of deposit. Current liabilities totaled $768 thousand and $705 thousand as of September 30, 2025 and June 30, 2025, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(815)	$(931)	$116	-12.5%
Investing activities	(210)	(2)	(208)	n/m
Financing activities	23,432	3,145	20,287	n/m
Increase in cash and cash equivalents, and certificate of deposit	$22,407	$2,212	$20,195	n/m

Net cash used in our operating activities were $815 thousand and $931 thousand for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, the net cash used in operating activities primarily resulted from a net loss of $1.5 million, and increases in accounts receivable of $286 thousand and prepaids and other current assets of $196 thousand, primarily offset by non-cash stock-based compensation expense of $1.1 million. For the three months ended September 30, 2024, the net cash used in operating activities was primarily attributable to a net loss of $730 thousand, increases in accounts receivable of $262 thousand, prepaids and other current assets of $167 thousand, and changes in fair value of derivative liabilities of $146. These amounts were partially offset by non-cash expenses including stock-based compensation expense of $167 thousand, amortization of discount on convertible notes of $145 thousand, and depreciation and amortization expense of $100 thousand.

Net cash used in our investing activities totaled $210 thousand and $2 thousand for the three months ended September 30, 2025 and 2024, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $23.4 million for the three months ended September 30, 2025, compared to net cash provided by our financing activities of $3.1 million for the same period in 2024. We received $23.4 million, net of offering costs, from the public offering and $47 thousand from the exercise of stock options for the three months ended September 30, 2025, compared to $3.1 million from the issuance of convertible notes during the same period in 2024.

Critical Accounting Policies

We have established various accounting policies that govern the application of U.S. generally accepted accounting principles (GAAP) in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. We had no significant changes in what constituted our accounting policies since the filing of our fiscal year 2025 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. For a description of these critical accounting policies, see Notes to Consolidated Financial Statements, Note 1 — The Company and Basis of Presentation in this Report on Form 10-Q. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Recent Accounting Pronouncements

New accounting pronouncements under evaluation are discussed in the “Notes to Consolidated Financial Statements, Note 1 — The Company and Basis of Presentation.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Our management team is in the process of implementing remediation measures. As of this filing, we have hired a chief financial officer with public company financial reporting experience, and are planning to add qualified accounting personnel and enhance our internal control processes and documentation. These actions are expected to strengthen our control environment and improve the effectiveness of our disclosure controls and procedures over time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The management team is not aware of any material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except for the risk factors set forth below.

A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations, and legal proceedings.

Any disruption in the operations of the U.S. federal government, including a temporary or prolonged shutdown resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, revenue, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the U.S. Patent and Trademark Office, and U.S. Department of Defense. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems.

In addition, the Administrative Office of the U.S. Courts and federal judiciary operations rely on appropriated funds and fee-based reserves that may be exhausted in the event of an extended shutdown. If federal court funding lapses or is limited to “essential” functions only, civil litigation, bankruptcy proceedings, and regulatory enforcement actions involving the Company, or our affiliates could be postponed or suspended. Any such delay could impede our ability to resolve disputes, enforce contractual rights, or obtain timely judicial relief, which may have a material adverse effect on our financial position or prospects.

Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, a federal government shutdown or uncertainty regarding the continuity of government operations could have a material adverse effect on our business, results of operations, and stock price.

Federal Budget and Debt-Ceiling Disputes May Adversely Affect Capital Markets and Our Financing Activities.

The uncertainty surrounding government funding debates and debt-ceiling negotiations can negatively affect market conditions, investor sentiment, and the liquidity of small-cap and microcap issuers such as ours. If market volatility or trading disruptions were to occur during a shutdown, our ability to execute at-the-market offerings or other financing transactions under our effective shelf registration statement could be materially impaired.

Accordingly, any federal government shutdown, lapse in federal court funding, or protracted budget impasse could materially and adversely affect our regulatory compliance, financing capabilities, litigation outcomes, and overall financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2025, that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Related Disclosure

On June 23, 2025, one of our directors, Mr. Steven DenBaars adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan was for the sale of up to 130,000 shares of the Company’s common stock, to occur between October 6, 2025, and May 6, 2026, in accordance with the prices and formulas set forth in the 10b5-1 Plan. On September 16, 2025, Mr. DenBaars terminated the 10b5-1 Plan. Accordingly, no sales were or will be made pursuant to the 10b5-1 Plan.

Other than as disclosed above, during the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization among Parc Investments, Inc., Aeluma Operating Co. and Biond Photonics, Inc. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.1	Certificate of Merger relating to the merger of Aeluma Operating Co. with and into Biond Photonics, Inc., filed with the Secretary of State of the State of California on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.2	Amended and Restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws. (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.1	Form of Lock Up Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.2	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
4.3	Description of Securities (incorporated by reference to the Annual Report on Form 10-K filed on September 25, 2023)
4.4	Underwriter Warrant (incorporated by reference to the Current Report on Form 8-K filed on March 28, 2025)
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.3	Form of Pre-Merger Indemnification Agreement (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.4	Form of Subscription Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021) (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)

10.5	Registration Rights Agreement, dated June 22, 2021, by and between the Company and the parties thereto (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.6+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.7	Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. Klamkin (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.9	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 21, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.10	Advisor Restricted Stock Purchase Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.11	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated December 31, 2020 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.12	Advisory Agreement between Biond Photonics, Inc. and Mr. DenBaars, dated June 10, 2021 (incorporated by reference to the Registration Statement on Form S-1/A filed on October 15, 2021)
10.14	Director Agreement by and between the Company and John Paglia (incorporated by reference to the Current Report on Form 8-K filed on November 30, 2021)
10.15	Subscription Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.16	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 23, 2022)
10.17	Form of Note Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.18	Form of Note (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2024)
10.19	Independent Director Agreement with Craig Ensley, effective as of December 14, 2023 (Incorporated by reference to the Registration Statement on Form S-1/A filed on October 7, 2024)
10.20	Director Agreement by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.21	Indemnification Agreement by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.22	Form of Non-Qualified Option to Purchase Common Stock by and between the Company and Mike Byron (incorporated by reference to the Current Report on Form 8-K filed on February 26, 2025)
10.23	Employment Agreement dated August 4, 2025, by and between the Company and Christopher Stewart (incorporated by reference to the Current Report on Form 8-K filed on August 8, 2025)
14.1	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K filed on September 25, 2023)
16.1	Reserved.
21.1	Subsidiaries of the Registrant (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to the Annual Report on Form 10-K on September 27, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-K and will not be dee med filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: November 12, 2025	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Christopher Stewart
	Name:	Christopher Stewart
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)