Form 10-Q
period 2025-12-31
Aeluma, Inc.
filed 2026-02-11
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 8, 2026, there were 18,049,306 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2025 (unaudited)	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$38,572	$3,628
Certificate of deposit	-	12,112
Accounts receivable	1,000	962
Prepaids and other current assets	691	633
Total current assets	40,263	17,335
Property and equipment:
Equipment	1,933	1,692
Leasehold improvements	547	547
Accumulated depreciation	(1,229)	(1,021)
Property and equipment, net	1,251	1,218
Right of use asset - operating	1,033	836
Other assets	23	17
Total assets	$42,570	$19,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$184	$361
Accrued expenses and other current liabilities	449	206
Lease liability – operating, current portion	192	138
Total current liabilities	825	705
Lease liability - operating, long-term portion	942	803
Total liabilities	1,767	1,508
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at December 31, 2025 and June 30, 2025	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 18,002,949 and 15,864,360 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	2	2
Additional paid-in capital	60,793	34,542
Accumulated deficit	(19,992)	(16,646)
Total stockholders’ equity	40,803	17,898
Total liabilities and stockholders’ equity	$42,570	$19,406

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$1,272	$1,612	$2,657	$2,093
Operating expenses:
Cost of revenue	919	584	1,620	899
Research and development	906	268	1,512	669
General and administrative	1,528	371	3,214	867
Total operating expenses	3,353	1,223	6,346	2,435
Income (loss) from operations	(2,081)	389	(3,689)	(342)
Other income (expense):
Interest income	228	-	343	-
Amortization of discount on convertible notes	-	(283)	-	(428)
Changes in fair value of derivative liabilities	-	(3,001)	-	(2,855)
Total other income (expense), net	228	(3,284)	343	(3,283)
Loss before income tax expense	(1,853)	(2,895)	(3,346)	(3,625)
Income tax expense	-	-	-	-
Net loss	$(1,853)	$(2,895)	$(3,346)	$(3,625)
Loss per share - basic and diluted	$(0.11)	$(0.24)	$(0.20)	$(0.30)
Weighted average common shares outstanding - basic and diluted	17,875,930	12,212,403	17,008,544	12,195,415

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

($ in thousands)

Three Months Ended December 31, 2025 and 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2025	17,851,863	$2	$59,030	$(18,139)	$40,893
Restricted stock units vested	4,444	-	-	-	-
Stock options exercised	22,005	-	17	-	17
Stock warrants exercised	124,415	-	690	-	690
Stock-based compensation	-	-	1,056	-	1,056
Net loss	-	-	-	(1,853)	(1,853)
Balance, December 31, 2025	18,002,727	$2	$60,793	$(19,992)	$40,803

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, October 1, 2024	12,178,424	$1	$16,066	$(14,354)	$1,713
Stock options exercised	62,637	-	-	-	-
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	149	-	149
Net loss	-	-	-	(2,895)	(2,895)
Balance, December 31, 2024	12,242,481	$1	$16,215	$(17,249)	$1,033

Six Months Ended December 31, 2025 and 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2025	15,864,360	$2	$34,542	$(16,646)	$17,898
Issuance of common stock, net of offering costs (Note 3)	1,955,000	-	23,385	-	23,385
Restricted stock units vested	7,347	-	-	-	-
Stock options exercised	43,481	-	64	-	64
Stock warrants exercised	132,539	-	690	-	690
Stock-based compensation	-	-	2,112	-	2,112
Net loss	-	-	-	(3,346)	(3,346)
Balance, December 31, 2025	18,002,727	$2	$60,793	$(19,992)	$40,803

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1	$15,899	$(13,624)	$2,276
Stock options exercised	62,327	-	-	-	-
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	316	-	316
Net loss	-	-	-	(3,625)	(3,625)
Balance, December 31, 2024	12,242,481	$1	$16,215	$(17,249)	$1,033

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Six Months Ended December 31,
	2025	2024
Operating activities:
Net loss	$(3,346)	$(3,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	14
Stock-based compensation expense	2,112	316
Depreciation and amortization expense	210	202
Amortization of discount on convertible notes	-	428
Changes in fair value of derivative liabilities	-	2,855
Changes in operating assets and liabilities:
Accounts receivable	(38)	(1,265)
Prepaids and other current assets	(58)	(114)
Other assets	(8)	-
Accounts payable	(177)	(134)
Accrued expenses and other current liabilities	239	(9)
Net cash used in operating activities	(1,066)	(1,332)
Investing activities:
Purchase of equipment	(241)	(41)
Net cash used in investing activities	(241)	(41)
Financing activities:
Proceeds from stock option exercise	64	-
Proceeds from stock warrant exercise	690	-
Proceeds from convertible notes issuance	-	3,145
Proceeds from public offering, net of offering costs	23,385	-
Net cash provided by financing activities	24,139	3,145
Net change in cash and cash equivalents, and certificate of deposit	22,832	1,772
Cash and cash equivalents, and certificate of deposit, beginning of period	15,740	1,291
Cash and cash equivalents, and certificate of deposit, end of period	$38,572	$3,063

Supplemental non-cash disclosures:
Right of use asset - operating obtained in exchange for lease liability -operating	$274	-

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Basis of Presentation

Throughout these notes, “the Company,” “Aeluma,” “we,” “us” and “our” refer to Aeluma, Inc. and our wholly owned subsidiary Aeluma Operating Co. (“Subsidiary”). Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices and other applications. Aeluma’s technology is broadly applicable across mobile, automotive, artificial intelligence (“AI”), defense & aerospace, communication, augmented reality (“AR”), virtual reality (“VR”), high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art research and development (“R&D”) and manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. In September 2025, the Company added a second facility with 2,400 sq. ft. of office and meeting space, also in Goleta, California. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets related to its materials, manufacturing technology, and applications.

The accompanying condensed consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the period ended December 31, 2025, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid investments with original maturity of three months or less to be cash and cash equivalents. As of December 31, 2025, cash and cash equivalents consisted of cash on deposit and an investment in money market funds. The Company’s investment in money market funds is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets. The fund invests 100% of its assets in short-term U.S. Treasury obligations and has no minimum holding periods or redemption gates.

Revenue Recognition

The Company follows a five-step approach for recognizing revenue: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Revenue is recognized when control of the promised goods or services is transferred to the customer. For performance obligations that are satisfied at a single point in time, the Company recognizes revenue at the point when control transfers, which is typically upon delivery, customer acceptance, or another specified milestone defined in the contract. For performance obligations satisfied over time, revenue is recognized as progress is made toward completion, using a measure that best depicts the transfer of control to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expenses. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year. The Company currently draws revenue from two primary sources:

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for R&D-related services and small-volume orders.

●	Government contracts: Revenue is principally generated from R&D contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost-reimbursement or fixed-price terms.

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

For the three and six months ended December 31, 2025, the Company was awarded one government contract of $150 thousand for the provision of services and delivery of materials. This award is a firm-fixed-price contract, under which payments are made upon completion of specified performance milestones. Revenue associated with this contract will be recognized upon achievement of designated milestones.

For the three and six months ended December 31, 2024, the Company was awarded two government contracts of $11.9 million for providing services and delivering materials. The awards are firm-fixed-price contracts that shall be paid upon completion of performance and recognized as revenue over an expected term of 36 months.

As of December 31, 2025, total remaining performance obligations under all obligated government contracts amounted to $7.9 million.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.

The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model for stock options. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and rely on subjective variables. For employees and directors, the expected life was calculated based on the simplified method as described by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company’s estimate of expected volatility was based on the volatility of peers. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options. The Company accounts for forfeitures upon occurrence.

The Company estimates the fair value of restricted stock units (“RSUs”) on the date of grant based on the fair market value of the Company’s common stock. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service periods in the Company’s consolidated statements of operations. Because RSUs do not include exercise features, the valuation of these awards does not require the use of an option-pricing model or assumptions related to expected volatility, expected term, or risk-free interest rates. The Company accounts for forfeitures upon occurrence.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of shares underlying stock options, restricted stock units, and warrants, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the three and six months ended December 31, 2025, 1,724,069 shares underlying stock options, 156,292 shares underlying RSUs and 402,408 shares underlying warrants were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC up to federally insured limits.

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the three months ended December 31, 2025, 67% and 15% of our revenue was derived from two customers and, for the three months ended December 31, 2024, 76% of our revenue was derived from one customer. For the six months ended December 31, 2025, 69% and 17% of our revenue was derived from two customers and, for the six months ended December 31, 2024, 59% and 11% of our revenue was derived from two customers. As of December 31, 2025, 93% of accounts receivables were attributable to one customer and, as of June 30, 2024, 100% of accounts receivable were attributable to one customer. All customers are government agencies.

Recent Accounting Pronouncements under Evaluation

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, however the adoption is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, however the adoption is not expected to have a significant impact on the consolidated financial statements.

In November 2024, the FASB issued ASU. 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU requires additional disclosure regarding specific types of expenses included in the income statement. This guidance applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, however the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2 – Convertible Notes

During August 2024, we issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were set to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) upon the occurrence of certain events, (i.e., qualified financing resulting in at least $5.0 million to the Company, if the Common Stock was uplisted to a national securities exchange or if neither of those such events occurred prior to the maturity date, (together with Sale of the Company (as hereinafter defined), a “Conversion Event”)).

On March 25, 2025, the Company determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offerings of Common Stock in Note 3 – Stockholders’ Equity

Beginning with the quarter ended March 31, 2025, the carrying amount of convertible notes, totaling $1.7 million, including unamortized debt discount of $1.5 million, was reclassed to equity. For the three and six months ended December 31, 2024, the Company recorded amortization of discount on convertible notes of $283 thousand and $428 thousand, respectively.

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of capital stock. The total number of shares that this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued or outstanding as of December 31, 2025.

Registration Rights Agreement

The Company is party to a registration rights agreement pursuant to which it has filed a registration statement on Form S-1 with the SEC, which was declared effective on March 26, 2025. The agreement provides for certain liquidated damages upon the occurrence of a “Registration Event,” which is defined as the occurrence of any of the following events: (a) the registration statement ceases for any reason to remain effective or the Holders of Registrable Securities covered thereby are otherwise not permitted to utilize the prospectus therein to resell the Registrable Securities covered thereby, except for Blackout Periods permitted by the registration rights agreement; or (b) following the listing or inclusion for quotation on an Approved Market, the Registrable Securities, if issued and outstanding, are not listed or included for quotation on an Approved Market, or trading of the Common Stock is suspended or halted on the Approved Market, which at the time constitutes the principal markets for the Common Stock, for more than three (3) full, consecutive Trading Days (other than as a result of (A) actions or inactions of parties other than the Company or its affiliates or of the Approved Market not reasonably in the control of the Company, or (B) suspension or halt of substantially all trading in equity securities (including the Common Stock) on the Approved Market). The maximum amount of liquidated damages that may be paid by the Company shall be an amount equal to eight percent (8%) of the shares covered by the registration rights agreement. The registration statement initially covered the sale of 11,010,002 shares. The Company currently expects to satisfy all of its obligations under the Registration Agreement and does not expect to pay any damages pursuant to this agreement; therefore, no liability has been recorded.

Public Offering of Common Stock

In March 2025, the Company sold an aggregate of 2,285,571 shares of its common stock in an underwritten public offering (the “March Offering”) for gross proceeds of $13.8 million, resulting in net proceeds of $12.6 million after underwriting discounts, commissions, and offering expenses. The Company issued to the underwriter warrants to purchase up to 131,427 shares which are exercisable for a per share price of $6.04 through March 2035. See Note 6 - Warrants

On September 19, 2025, the Company sold 1,700,000 shares of its common stock in an underwritten public offering (the “September Offering”) for gross proceeds of $25.4 million, resulting in net proceeds of $23.4 million after underwriting discounts, commission, and offering expenses.

Note 4 – Stock-Based Compensation

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture.

The Company has entered into various consulting agreements that involved the issuance of common stock in exchange for future services. These agreements included time-based vesting provisions and repurchase rights tied to service terms. In connection with these agreements, the Company recorded deferred compensation for the fair value of the shares in excess of the amounts paid. The deferred compensation was recognized as consulting expense in the condensed consolidated statements of operations over the applicable service periods.

For the three and six months ended December 31, 2024, $7 and $14 thousand, respectively, were recognized as consulting expense in the condensed consolidated statements of operations. All related shares had vested and the associated expense was fully amortized as of December 31, 2025. Accordingly, as of December 31, 2025, there was no deferred compensation remaining in the condensed consolidated balance sheets.

Restricted Stock Units

RSUs are rights to acquire shares of our common stock that vest and settle in accordance with terms and conditions established by our 2021 Equity Incentive Plan (the “2021 Plan”) and any forms of agreement approved by the administrator of the 2021 Plan.

During the three months ended September 30, 2025, the Company granted RSUs to employees representing rights to acquire up to 76,403 shares of common stock. Of those RSUs, 2,903 were fully vested on the date of grant and settled into the same number of shares of common stock. The remaining RSUs are scheduled to vest with respect to 25% of the shares on the first anniversary of the grant recipient’s start date and the remaining 75% in equal quarterly installments over the following 12 quarters. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

During the three months ended December 31, 2025, the Company granted RSUs to employees, consultants and members of the Company’s board of directors representing rights to acquire up to 87,458 shares of common stock. The RSUs are scheduled to vest over varying periods of up to four years. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

	December 31, 2025
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Price	Number of Shares	Weighted Average Grant Date Fair Value per Price
Beginning balance	73,500	$20.46	-	$-
Granted	87,458	15.89	163,861	17.96
Vested	(4,666)	16.11	(7,569)	16.50
Canceled	-	-	-	-
Ending balance	156,292	$18.03	156,292	$18.03

Stock Options

For the three months ended September 30, 2025, the Company granted to employees and a member of the Company’s board of directors options to purchase up to 157,906 shares of common stock. The stock options expire on the tenth anniversary of their dates of grant, have exercise prices ranging from $16.37 to $20.82, and vest in one month to forty-eight months. The right to exercise vested options is contingent upon the optionee’s continued service with the Company through each applicable vesting date.

For the three months ended December 31, 2025, the Company granted to employees and a consultant options to purchase up to 77,000 shares of common stock. The stock options expire on the tenth anniversary of their dates of grant, have exercise prices ranging from $14.71 to $16.31, and vest in one month to forty-eight months. The right to exercise vested options is contingent upon the optionee’s continued service with the Company through each applicable vesting date.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Six Months Ended December 31,
	2025	2024
Weighted-average fair value	$15.67	$1.89
Expected volatility	101.4% - 119.2%	113.9% - 122.4%
Expected term	5.0 years - 6.1 years	1.0 years - 5.3 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.69% - 4.07%	3.87% - 4.31%

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2025	1,704,277	$6.74	$16,678
Granted	77,000	15.65
Exercised	(24,749)	2.31
Canceled	(32,459)	5.65
Outstanding at December 31, 2025	1,724,069	$7.22	$17,688
Exercisable at December 31, 2025	1,065,014	$4.50	$13,507

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at October 1, 2024	1,056,487	$2.42	$795
Granted	54,000	3.12
Exercised	(155,666)	2.11
Canceled	-	-
Outstanding at December 31, 2024	954,821	$2.51	$4,908
Exercisable at December 31, 2024	665,348	$2.44	$3,470

(1)	Represents the excess of the fair value on the last day of the period (which was $17.17 and $7.65 as of December 31, 2025 and 2024, respectively) over the exercise price, multiplied by the number of options.

Six Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2025	1,570,675	$5.33	$17,410
Granted	234,906	18.74
Exercised	(46,936)	2.51
Canceled	(34,576)	5.79
Outstanding at December 31, 2025	1,724,069	$7.22	$17,688
Exercisable at December 31, 2025	1,065,014	$4.50	$13,507

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,446	$2.41	$1,258
Granted	66,000	3.12
Exercised	(155,666)	2.11
Canceled	(23,959)	2.39
Outstanding at December 31, 2024	954,821	$2.51	$4,908
Exercisable at December 31, 2024	665,348	$2.44	$3,470

(1)	Represents the excess of the fair value on the last day of the period (which was $17.17 and $7.65 as of December 31, 2025 and 2024, respectively) over the exercise price, multiplied by the number of options.

For the three months ended December 31, 2025 and 2024, stock-based compensation expenses for stock options and RSUs were $1.1 million and $149 thousand, respectively. For the six months ended December 31, 2025 and 2024, stock-based compensation expenses for stock options and RSUs were $2.1 million and $316 thousand, respectively. Unrecognized stock-based compensation expense was $8.5 million, and the average expected recognition period was 1.7 years as of December 31, 2025.

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

The Company is party to a 5-year operating lease for a facility in Goleta, California through April 1, 2026. The lease agreement includes options to extend for two additional sixty-month periods. As of July 1, 2023, the Company determined that one of the two extension options was reasonably certain of exercise. Accordingly, the Company remeasured the ROU asset and lease liability to reflect the updated lease term.

The Company is party to a 5-year operating lease for an office in Goleta, California through September 21, 2030, with total lease payments of $303 thousand. The Company recorded the net present value of $274 thousand for both the ROU asset and lease liability on September 5, 2025.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2025 ($ in thousands):

Years ending June 30,
2026	$116
2027	237
2028	243
2029	248
2030	253
Thereafter	162
Total	1,259
Less imputed interest	(125)
Total lease liability - operating	1,134
Less: lease liability - operating, current portion	192
Lease liability - operating, long-term portion	$942

The weighted average remaining lease term and the discount rate for the lease at December 31, 2025 are 5.1 years and 3.95%, respectively. The total lease expenses were $57 thousand and $41 thousand for the three months ended December 31, 2025 and 2024, respectively. The total lease expenses were $104 thousand and $83 thousand for the six months ended December 31, 2025 and 2024, respectively. The variable costs for common area operating expenses and electricity were $57 thousand and $54 thousand for the three months ended December 31, 2025 and 2024, respectively. The variable costs for common area operating expenses and electricity were $158 thousand and $138 thousand for the six months ended December 31, 2025 and 2024, respectively.

Note 6 – Warrants

All of our outstanding warrants to purchase common stock are exercisable at any time prior to their expiration dates and include a provision that allows for cashless exercise at the time of exercise. Under the cashless exercise provision, the holder may elect to receive a reduced number of shares of common stock determined according to a formula based on the fair market value of the Company’s common stock at the time of exercise, rather than paying the exercise price in cash. During the three months ended December 31, 2025, warrants to purchase 131,427 shares were exercised, resulting in the issuance of 124,415 shares of common stock. During the six months ended December 31, 2025, warrants to purchase 140,480 shares were exercised, resulting in the issuance of 132,539 shares of common stock.

The following warrants to purchase common stock were outstanding as of December 31, 2025:

Number of Shares	Exercise Price	Expiration Date
274,255	$2.00	June 22, 2026
37,058	2.00	June 28, 2026
11,393	2.00	July 1, 2026
26,762	3.00	December 22, 2027
4,542	3.00	January 10, 2028
6,660	3.00	March 31, 2028
41,738	3.00	March 10, 2028
402,408

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

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties, and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, capital markets, the SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

Overview

Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates that are commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices, as well as other applications. Aeluma’s technology has the potential to impact a broad range of market verticals. We operate in a 9,000 sq. ft. facility with a state-of-the-art R&D/manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets that relate to its materials, manufacturing technology, and applications. On September 5, 2025, we commenced a new five-year lease for an office adjacent to our existing facility to accommodate anticipated headcount growth and support future expansion. Since the fiscal year ended June 30, 2025, we have made progress on our expansion initiatives, including selectively increasing headcount to support operational and strategic objectives. Headcount increased compared to the fourth quarter of 2025 with the addition of eight qualified and experienced personnel.

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

Recent Government Contracts

During the quarter ended December 31, 2025, we did not enter into any new material government contracts. We continue to perform under existing contracts, including contracts with NASA, the U.S. Navy, the U.S. Department of Energy, and U.S. Defense Advanced Research Projects Agency, which remain significant sources of revenue.

Public Offerings of Common Stock

We completed two underwritten public offerings of our common stock, raising net proceeds of $12.6 million in March 2025 and $23.4 million in September 2025. As of December 31, 2025, the proceeds from these offerings continue to support our working capital, operations, and planned business development activities. No additional equity offerings are planned at this time, but management continues to monitor capital market conditions and may consider future financing if needed.

Other Recent Events

On August 4, 2025, we appointed Christopher Stewart as our Chief Financial Officer. Pursuant to Mr. Stewart’s employment agreement, he was granted 110,000 stock options and 55,000 restricted stock units (“RSUs”). The stock options have an exercise price of $21.04, with 25% of the stock options vesting on the twelve (12) month anniversary of Mr. Stewart’s employment with the Company. The balance of the stock options will vest in equal monthly increments on each monthly anniversary of Mr. Stewart’s employment start date with the Company, over the next thirty-six (36) months. The stock options expire on the 10-year anniversary of their vesting date. 25% of the shares underlying the RSUs will vest at the end of the fiscal quarter following the twelve (12) month anniversary of Mr. Stewart’s employment start date with the Company, with a pro-rated amount for any partial quarter preceding the twelve (12) month anniversary. The remaining RSUs will vest in equal quarterly increments, with a pro-rated amount for any partial final quarter. Each restricted stock unit represents the contingent right to receive, at settlement, one share of common stock.

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

Limited Operating History

We have a limited operating history, and our future success is subject to numerous uncertainties and risks inherent in the development of a new business. Although we raised substantial funds through underwritten completed public offerings in March 2025 and September 2025, raising gross proceeds of $13.8 million and $25.4 million, respectively, there can be no assurance that these funds will be sufficient to carry out all aspects of our business plan.

Following the offerings, management has assessed our financial position and operating plan and determined that the previously reported substantial doubt about our ability to continue as a going concern has been alleviated. The proceeds from the offerings have provided near-term capital to support our operations and ongoing development efforts. However, we continue to face risks typical of early-stage companies, including limited capital resources, operational and financial challenges, uncertainty in product development and product-market fit.

Components of Results of Operations

Revenue

Our revenue currently consists of commercial product sales and government contracts.

Operating Expenses

Cost of revenue consists of costs of materials, as well as direct compensation and other expenses incurred to provide deliverables that result in payment of our services performed and wafers delivered. All such costs are derived through an allocation of R&D expenses that are directly associated with specific projects. We anticipate that our cost of revenue will vary substantially depending on the nature of products and/or services delivered in each customer engagement.

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

Other Income (Expense)

Interest income consists primarily of interest earned in interest-bearing savings accounts and certificates of deposit held at a bank.

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

Results of Operations

Our results of operations for the six months ended December 31, 2025, as compared to the same period of 2024, were as follows ($ in thousands):

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$2,657	$2,093	$564	27%
Operating expenses	6,346	2,434	3,912	161%
Other income (expense)	343	(3,283)	3,626	-110%
Loss before income tax expense	(3,346)	(3,624)	278	-8%
Income tax expense	-	-	-	-
Net loss	$(3,346)	$(3,624)	$278	-8%

Revenue: Revenue increased $564 thousand to $2.7 million, of which $2.6 million was derived from government contracts and $41 thousand from other products and services for the six months ended December 31, 2025. Revenue was $2.1 million, of which $1.9 million was derived from government contracts and $201 thousand from other products and services, for the same period of 2024.

Operating expenses: Operating expenses increased $3.9 million, or 160.7%, to $6.3 million for the six months ended December 31, 2025, compared to $2.4 million for the same period in 2024. The increase was primarily driven by an increase in material purchases to support the delivery of our products and services associated with revenue, as well as higher compensation and related costs, including salaries, stock-based compensation and employee benefits driven by new employees hired to support the expansion of the business and scaling of operations.

Other income (expense): Other income (expense) consists of interest income of $343 thousand for the six months ended December 31, 2025, compared to ($3.3) million comprised of amortization of discount on convertible notes of ($428) thousand and changes in fair value of derivative liabilities of ($2.9) million for the same period of 2024.

Income tax expense: No income tax expense was recorded for the six months ended December 31, 2025 and 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents, and a certificate of deposit totaling $38.6 million, compared to $15.7 million as of June 30, 2025. The increase in cash was primarily attributable to net proceeds from the public offerings, totaling $23.4 million. These funds are primarily held in cash on deposit and money market funds that invest 100% of their assets in short-term U.S. Treasury obligations.

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

We intend to continue to use the net proceeds from the offerings to support operational growth, invest in product development, and fund working capital and general corporate purposes. Based on our current operating plan, we believe that our existing cash, cash equivalents, and certificate of deposit, combined with projected revenues and cost management strategies, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

We will continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of December 31, 2025, we had net working capital, defined as total current assets less total current liabilities, of $39.4 million, compared to $16.6 million at June 30, 2025. The increase was primarily driven by a $22.9 million increase in current assets, which rose to $40.3 million from $17.3 million over the same period, largely due to a $22.8 million increase in cash and cash equivalents. Current liabilities totaled $825 thousand and $705 thousand as of December 31, 2025 and June 30, 2025, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,066)	$(1,332)	$266	-20%
Investing activities	(241)	(41)	(200)	488%
Financing activities	24,139	3,145	20,994	668%
Increase in cash and cash equivalents, and certificate of deposit	$22,832	$1,772	$21,060	1188%

Net cash used in our operating activities was $1.1 million and $1.3 million for the six months ended December 31, 2025 and 2024, respectively. For the six months ended December 31, 2025, the net cash used in operating activities primarily resulted from a net loss of $3.3 million and decreases in accounts payable of $177 thousand, primarily offset by non-cash stock-based compensation expense of $2.1 million and depreciation and amortization expense of $210 thousand. For the six months ended December 31, 2024, the net cash used in operating activities was primarily attributable to a net loss of $3.6 million, increases in accounts receivable of $1.3 million and prepaid and other current assets of $115 thousand, and a decrease in accounts payable of $134 thousand. These amounts were partially offset by non-cash expenses including changes in fair value of derivative liabilities of $2.9 million, amortization of discount on convertible notes of $428 thousand, stock-based compensation expense of $316 thousand, and depreciation and amortization expense of $202 thousand.

Net cash used in our investing activities totaled $241 thousand and $41 thousand for the six months ended December 31, 2025 and 2024, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $24.1 million for the six months ended December 31, 2025, compared to net cash provided by our financing activities of $3.1 million for the same period in 2024. We received $23.4 million, net of offering costs, from the public offering, $690 thousand from the exercise of stock warrants and $64 thousand from the exercise of stock options for the six months ended December 31, 2025, compared to $3.1 million from the issuance of convertible notes during the same period in 2024.

Critical Accounting Estimates

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. For a description of these critical accounting policies, see Notes to Condensed Consolidated Financial Statements, Note 1 — The Company and Basis of Presentation in this Report on Form 10-Q. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Our management team is in the process of implementing remediation measures. As of this filing, we have hired a chief financial officer with public company financial reporting experience. The chief financial officer initiated a review of our disclosure controls and procedures, began implementing enhanced documentation standards and started recruiting additional accounting personnel. While our disclosure controls and procedures remained ineffective as of December 31, 2025, these steps represent progress toward remediation. Management expects that these actions will strengthen our control environment and improve the effectiveness of our disclosure controls and procedures over time.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any disruption in the operations of the U.S. federal government, including a temporary or prolonged shutdown resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, revenue, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the U.S. Patent and Trademark Office, NASA, and the U.S. Department of Defense. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2025, that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Related Disclosure

On November 20, 2025, Steven DenBaars, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of up to 100,000 shares of the Company’s common stock, subject to the price conditions and formulas specified in the trading arrangement. The term of the trading arrangement expires upon the earlier of the date all shares have been sold pursuant to the trading arrangement and November 19, 2026. Mr. DenBaars is a member of the Company’s board of directors.

On December 3, 2025, Jonathan Klamkin, adopted a Rule 10b5-1 trading arrangement that provides for the sale of up to 150,000 shares of the Company’s common stock, subject to the price conditions and formulas specified in the trading arrangement. The term of the trading arrangement expires upon the earlier of the date all shares have been sold pursuant to the trading arrangement and September 2, 2026. Mr. Klamkin is our President and Chief Executive Officer and Chairman of the Company’s board of directors.

Other than as disclosed above, during the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Aeluma, Inc.

Date: February 11, 2026	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer (Duly Authorized Officer)

Date: February 11, 2026	By:	/s/ Christopher Stewart
	Name:	Christopher Stewart
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)