Form 10-Q
period 2026-03-31
Aeluma, Inc.
filed 2026-05-13
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, there were 18,305,335 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeluma, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	March 31, 2026 (unaudited)	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$37,780	$3,628
Certificate of deposit	-	12,112
Accounts receivable	1,062	962
Prepaids and other current assets	1,332	633
Total current assets	40,174	17,335
Property and equipment:
Equipment	2,131	1,692
Leasehold improvements	547	547
Accumulated depreciation	(1,344)	(1,021)
Property and equipment, net	1,334	1,218
Right of use asset - operating	987	836
Other assets	22	17
Total assets	$42,517	$19,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$973	$361
Accrued expenses and other current liabilities	370	206
Lease liability – operating, current portion	196	138
Total current liabilities	1,539	705
Lease liability - operating, long-term portion	893	803
Total liabilities	2,432	1,508
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at March 31, 2026 and June 30, 2025	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 18,113,554 and 15,864,360 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	2	2
Additional paid-in capital	61,875	34,542
Accumulated deficit	(21,792)	(16,646)
Total stockholders’ equity	40,085	17,898
Total liabilities and stockholders’ equity	$42,517	$19,406

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$1,222	$1,255	$3,879	$3,348
Operating expenses:
Cost of revenue	836	311	2,456	1,105
Research and development	882	471	2,394	1,130
General and administrative	1,629	1,305	4,843	2,287
Total operating expenses	3,347	2,087	9,693	4,522
Loss from operations	(2,125)	(832)	(5,814)	(1,174)
Other income (expense):
Interest income	325	3	668	3
Amortization of discount on convertible notes	-	(287)	-	(715)
Changes in fair value of derivative liabilities	-	2,577	-	(278)
Total other income (expense), net	325	2,293	668	(990)
Income (loss) before income tax expense	(1,800)	1,461	(5,146)	(2,164)
Income tax expense	-	-	-	-
Net income (loss)	$(1,800)	$1,461	$(5,146)	$(2,164)
Net income (loss) per share:
Basic	$(0.10)	$0.12	$(0.30)	$(0.18)
Diluted	$(0.10)	$0.11	$(0.30)	$(0.18)
Weighted average common shares outstanding:
Basic	18,061,402	12,472,061	17,354,370	12,286,284
Diluted	18,061,402	13,206,919	17,354,370	12,286,284

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

($ in thousands)

Three Months Ended March 31, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	18,002,727	$2	$60,793	$(19,992)	$40,803
Restricted stock units vested	21,871	-	-	-	-
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(3,666)	-	(56)	-	(56)
Stock options exercised	85,617	-	39	-	39
Stock warrants exercised	7,005	-	-	-	-
Stock-based compensation	-	-	1,099	-	1,099
Net loss	-	-	-	(1,800)	(1,800)
Balance, March 31, 2026	18,113,554	$2	$61,875	$(21,792)	$40,085

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	12,242,481	$1	$16,215	$(17,249)	$(1,033)
Issuance of common stock, net of offering costs	2,628,571	1	12,587	-	12,588
Conversion of convertible notes	898,573	-	1,667	-	1,667
Conversion of derivative liabilities	-	-	2,471	-	2,471
Stock options exercised	25,842	-	10	-	10
Stock-based compensation	-	-	833	-	833
Net income	-	-	-	1,461	1,461
Balance, March 31, 2025	15,795,467	$2	$33,783	$(15,788)	$17,997

Nine Months Ended March 31, 2026 and 2025

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2025	15,864,360	$2	$34,542	$(16,646)	$17,898
Issuance of common stock, net of offering costs	1,955,000	-	23,385	-	23,385
Restricted stock units vested	29,218	-	-	-	-
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(3,666)	-	(56)	-	(56)
Stock options exercised	129,098	-	103	-	103
Stock warrants exercised	139,544	-	690	-	690
Stock-based compensation	-	-	3,211	-	3,211
Net loss	-	-	-	(5,146)	(5,146)
Balance, March 31, 2026	18,113,554	$2	$61,875	$(21,792)	$40,085

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1	$15,899	$(13,624)	$2,276
Issuance of common stock, net of offering costs	2,628,571	1	12,587	-	12,588
Conversion of convertible notes	898,573	-	1,667	-	1,667
Conversion of derivative liabilities	-	-	2,471	-	2,471
Stock options exercised	88,169	-	10	-	10
Stock warrants exercised	1,730	-	-	-	-
Stock-based compensation	-	-	1,149	-	1,149
Net loss	-	-	-	(2,164)	(2,164)
Balance, March 31, 2025	15,795,467	$2	$33,783	$(15,788)	$17,997

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Nine Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(5,146)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	17
Stock-based compensation expense	3,211	1,149
Depreciation and amortization expense	325	307
Amortization of discount on convertible notes	-	715
Changes in fair value of derivative liabilities	-	278
Changes in operating assets and liabilities:
Accounts receivable	(100)	(1,083)
Prepaids and other current assets	(699)	(192)
Other assets	(7)	-
Accounts payable	612	(144)
Accrued expenses and other current liabilities	161	34
Net cash used in operating activities	(1,643)	(1,083)
Investing activities:
Purchase of equipment	(439)	(85)
Net cash used in investing activities	(439)	(85)
Financing activities:
Proceeds from stock option exercise	103	10
Proceeds from stock warrant exercise	690	-
Proceeds from convertible notes issuance	-	3,145
Proceeds from public offering, net of offering costs	23,385	12,587
Payment for taxes related to net share settlement of restricted stock units	(56)	-
Net cash provided by financing activities	24,122	15,742
Net change in cash and cash equivalents, and certificate of deposit	22,040	14,574
Cash and cash equivalents, and certificate of deposit, beginning of period	15,740	1,291
Cash and cash equivalents, and certificate of deposit, end of period	$37,780	$15,865

Supplemental non-cash disclosures:
Right of use asset - operating obtained in exchange for lease liability -operating	$274	$-
Conversion of convertible notes to stockholders’ equity	-	1,667
Conversion of derivative liabilities to stockholders’ equity	-	2,471

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Basis of Presentation

Throughout these notes, “the Company,” “Aeluma,” “we,” “us”, “its” and “our” refer to Aeluma, Inc. and our wholly owned subsidiary Aeluma Operating Co. (“Subsidiary”). Aeluma develops novel optoelectronic and electronic devices for sensing, communication, and computing applications. Aeluma has pioneered a technique to produce semiconductor materials and chips using high-performance compound semiconductors on large-diameter substrates commonly used to manufacture mass-market microelectronics. This enables cost-effective manufacturing of high-performance photodetectors and photodetector arrays for imaging applications in mobile devices and other applications. Aeluma’s technology is broadly applicable across mobile, automotive, artificial intelligence (“AI”), defense & aerospace, communication, augmented reality (“AR”), virtual reality (“VR”), high-performance computing, and quantum computing. Aeluma is based in Goleta, California, where the Company operates in a 9,000 sq. ft. facility with a state-of-the-art research and development (“R&D”) and manufacturing cleanroom and access to world-class rapid prototyping capabilities. The facility houses unique equipment for scalable manufacturing. In September 2025, the Company added a second facility with 2,400 sq. ft. of office and meeting space, also in Goleta, California. Aeluma also partners with production-scale fabrication foundries and packaging companies. Aeluma maintains extensive patent protection and trade secrets related to its materials, manufacturing technology, and applications.

The accompanying condensed consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the period ended March 31, 2026, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid investments with original maturity of three months or less to be cash and cash equivalents. As of March 31, 2026, cash and cash equivalents consisted of cash on deposit and an investment in money market funds. The Company’s investment in money market funds is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets. The fund invests 100% of its assets in short-term U.S. Treasury obligations and has no minimum holding periods or redemption gates.

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

For the three and nine months ended March 31, 2026, the Company was awarded government contracts of $2.3 million and $2.5 million, respectively, for the provision of services and delivery of materials. The awards are either firm-fixed-price contracts, where payments are made upon completion of specified performance milestones, or cost-reimbursement contracts, where allowable costs are reimbursed with an additional fee. For the three and nine months ended March 31, 2025, the Company was awarded two government contracts of $11.9 million for providing services and delivering materials. The awards are firm-fixed-price contracts.

As of March 31, 2026, total remaining performance obligations under all obligated government contracts amounted to $8.9 million.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of shares underlying stock options, restricted stock units, and warrants, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the three and nine months ended March 31, 2026, 1,883,328 shares underlying stock options, 274,493 shares underlying RSUs and 394,408 shares underlying warrants were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC up to federally insured limits.

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the three months ended March 31, 2026, 60% and 16% of our revenue was derived from two customers and, for the three months ended March 31, 2025, 90% of our revenue was derived from one customer. For the nine months ended March 31, 2026, 68% and 15% of our revenue was derived from two customers and, for the nine months ended March 31, 2025, 70% of our revenue was derived from one customer. As of March 31, 2026, 76% and 17% of accounts receivables were attributable to two customers and, as of June 30, 2025, 100% of accounts receivable were attributable to one customer. All customers are government agencies.

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

On March 25, 2025, the Company determined that a Conversion Event had occurred pursuant to the terms of the Notes. As a result, certain holders elected to convert their Notes at the applicable Ceiling Price of $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of Common Stock in exchange for $3.1 million in outstanding principal under the Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors. See Public Offerings of Common Stock in Note 3 – Stockholders’ Equity

Beginning with the quarter ended March 31, 2025, the carrying amount of convertible notes, totaling $1.7 million, including unamortized debt discount of $1.5 million, was reclassed to equity. For the three and nine months ended March 31, 2025, the Company recorded amortization of discount on convertible notes of $287 thousand and $715 thousand, respectively.

Note 3 – Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of two classes of shares of capital stock. The total number of shares that this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued or outstanding as of March 31, 2026.

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

Public Offerings of Common Stock

In March 2025, the Company sold an aggregate of 2,628,571 shares of its common stock in an underwritten public offering for gross proceeds of $13.8 million, resulting in net proceeds of $12.6 million after underwriting discounts, commissions, and offering expenses. The Company issued to the underwriter warrants to purchase up to 131,427 shares which are exercisable for a per share price of $6.04 through March 2035. See Note 6 - Warrants

On September 19, 2025, the Company sold 1,955,000 shares of its common stock in an underwritten public offering for gross proceeds of $25.4 million, resulting in net proceeds of $23.4 million after underwriting discounts, commission, and offering expenses.

On March 20, 2026, we entered into a sales agreement, pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $50 million, through an “at-the-market” offering program. As of March 31, 2026, no sales of our common stock were transacted under this agreement. We are not obligated to sell, and the agents are not obligated to buy or sell, any shares under the agreement. Any shares will be offered and sold under the agreement will be pursuant to the Company’s effective shelf registration statement on Form S-3.

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

For the three and nine months ended March 31, 2025, $3 thousand and $17 thousand, respectively, were recognized as consulting expense in the condensed consolidated statements of operations. All related shares had vested and the associated expense was fully amortized as of March 31, 2026. Accordingly, as of March 31, 2026, there was no deferred compensation remaining in the condensed consolidated balance sheets.

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

During the three months ended March 31, 2026, the Company granted RSUs to employees representing rights to acquire up to 139,850 shares of common stock. The RSUs are scheduled to vest over varying periods of up to four years. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

	March 31, 2026
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Beginning balance	156,292	$18.03	-	$-
Granted	139,850	15.44	303,711	16.80
Vested	(21,649)	16.12	(29,218)	16.22
Canceled	-	-	-	-
Ending balance	274,493	$16.87	274,493	$16.87

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

For the three months ended March 31, 2026, the Company granted to employees options to purchase up to 262,800 shares of common stock. The stock options expire on the tenth anniversary of their dates of grant, have exercise prices ranging from $12.20 to $21.60, and vest over varying periods of up to five years. The right to exercise vested options is contingent upon the optionee’s continued service with the Company through each applicable vesting date.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Nine Months Ended March 31,
	2026	2025
Weighted-average fair value	$14.26	$5.66
Expected volatility	101.4% - 119.2%	113.9% - 138.3%
Expected term	5.0 years – 7.4 years	0.9 years - 6.0 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.69% - 4.07%	3.87% - 4.60%

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

Three Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2026	1,724,069	$7.22	$17,688
Granted	262,800	15.34
Exercised	(102,500)	2.99
Canceled	(1,041)	2.00
Outstanding at March 31, 2026	1,883,328	$8.59	$10,606
Exercisable at March 31, 2026	1,020,637	$4.75	$8,569

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2025	954,821	$2.51	$4,908
Granted	451,354	7.81
Exercised	(37,291)	2.35
Canceled	(4,688)	2.00
Outstanding at March 31, 2025	1,364,196	$4.27	$4,167
Exercisable at March 31, 2025	768,114	$3.11	$3,090

(1)	Represents the excess of the fair value on the last day of the period (which was $13.09 and $7.21 as of March 31, 2026 and 2025, respectively) over the exercise price, multiplied by the number of options.

Nine Months Ended

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2025	1,570,675	$5.33	$17,410
Granted	497,706	16.94
Exercised	(149,436)	2.84
Canceled	(35,617)	5.67
Outstanding at March 31, 2026	1,883,328	$8.59	$10,606
Exercisable at March 31, 2026	1,020,637	$4.75	$8,569

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	1,068,446	$2.41	$1,258
Granted	517,354	7.21
Exercised	(192,957)	2.16
Canceled	(28,647)	2.33
Outstanding at March 31, 2025	1,364,196	$4.27	$4,167
Exercisable at March 31, 2025	768,114	$3.11	$3,090

(1)	Represents the excess of the fair value on the last day of the period (which was $13.09 and $7.21 as of March 31, 2026 and 2025, respectively) over the exercise price, multiplied by the number of options.

The Company granted performance-based equity awards that vest upon achievement of specified sales targets over a defined performance period. Stock-based compensation expense is recognized only when achievement of the sales targets is considered probable. The Company reassesses this probability at each reporting date and adjusts expense accordingly. If the targets are not deemed probable, no expense is recognized and any previously recognized amounts are reversed. For both the three and nine months ended March 31, 2026, the Company recognized $44 thousand of expense related to these awards. As of March 31, 2026, remaining unrecognized compensation cost for these grants was $1.2 million, to be recognized over 4.8 years, subject to achieving the sales targets.

For the three months ended March 31, 2026 and 2025, stock-based compensation expenses for stock options and RSUs were $1.1 million and $832 thousand, respectively. For the nine months ended March 31, 2026 and 2025, stock-based compensation expenses for stock options and RSUs were $3.2 million and $1.1 million, respectively. Unrecognized stock-based compensation expense was $13.0 million, and the average expected recognition period was 2.0 years as of March 31, 2026.

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

The Company entered into an amendment dated November 20, 2025, which modified its existing lease originally executed on February 22, 2021, for a facility in Goleta, California, reflecting the exercise of one of the two original sixty-month extension options and extending the lease term for an additional five years from April 1, 2026 through March 31, 2031. The Company has one option to extend the term for an additional five years remaining under the lease.

The Company is party to a 5-year operating lease for an office in Goleta, California through September 21, 2030, with total lease payments of $303 thousand. The Company recorded the net present value of $274 thousand for both the ROU asset and lease liability on September 5, 2025.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2026 ($ in thousands):

Years ending June 30,
2026	$59
2027	237
2028	243
2029	248
2030	253
Thereafter	162
Total	1,202
Less imputed interest	(113)
Total lease liability - operating	1,089
Less: lease liability - operating, current portion	196
Lease liability - operating, long-term portion	$893

The weighted average remaining lease term and the discount rate for the lease at March 31, 2026 are 4.8 years and 3.95%, respectively. The total lease expenses were $57 thousand and $48 thousand for the three months ended March 31, 2026 and 2025, respectively. The total lease expenses were $161 thousand and $131 thousand for the nine months ended March 31, 2026 and 2025, respectively. The variable costs for common area operating expenses and electricity were $87 thousand and $31 thousand for the three months ended March 31, 2026 and 2025, respectively. The variable costs for common area operating expenses and electricity were $245 thousand and $231 thousand for the nine months ended March 31, 2026 and 2025, respectively.

Note 6 – Warrants

All of our outstanding warrants to purchase common stock are exercisable at any time prior to their expiration dates and include a provision that allows for cashless exercise at the time of exercise. Under the cashless exercise provision, the holder may elect to receive a reduced number of shares of common stock determined according to a formula based on the fair market value of the Company’s common stock at the time of exercise, rather than paying the exercise price in cash. During the three months ended March 31, 2026, warrants to purchase 8,000 shares were exercised, resulting in the issuance of 7,005 shares of common stock. During the nine months ended March 31, 2026, warrants to purchase 148,480 shares were exercised, resulting in the issuance of 139,544 shares of common stock.

The following warrants to purchase common stock were outstanding as of March 31, 2026:

Number of Shares	Exercise Price	Expiration Date
266,255	$2.00	June 22, 2026
37,058	2.00	June 28, 2026
11,393	2.00	July 1, 2026
26,762	3.00	December 22, 2027
4,542	3.00	January 10, 2028
6,660	3.00	March 31, 2028
41,738	3.00	March 10, 2028
394,408

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

Recent Government Contracts

During the three and nine months ended March 31, 2026, we entered into four and five new material government contracts, respectively, that include NASA, the State University of New York, and the Office of the Secretary of Defense. We also continue to perform under existing contracts, including contracts with the U.S. Navy, the U.S. Department of Energy, and U.S. Defense Advanced Research Projects Agency, which remain significant sources of revenue.

Public Offerings of Common Stock

We completed two underwritten public offerings of our common stock, raising net proceeds of $12.6 million in March 2025 and $23.4 million in September 2025. As of March 31, 2026, the proceeds from these offerings continue to support our working capital, operations, and planned business development activities.

On March 20, 2026, we entered into a sales agreement, pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $50 million, through an “at-the-market” offering program. As of March 31, 2026, no sales of our common stock were transacted under this agreement. We are not obligated to sell, and the agents are not obligated to buy or sell, any shares under the agreement. Any shares will be offered and sold under the agreement will be pursuant to the Company’s effective shelf registration statement on Form S-3.

Management continues to monitor capital market conditions and may consider other future financing if needed.

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

Limited Operating History

We have a limited operating history and our operations remain in the development stage. To date, our activities have been primarily concentrated on product design, engineering validation, prototyping, and establishing manufacturing and supply chain relationships. We have not yet generated significant revenues from commercial product sales and continue to devote substantial resources to research and development, product qualification, and market readiness.

To support these activities, we completed public offerings in March 2025 and September 2025, raising gross proceeds of $13.8 million and $25.4 million, respectively. The proceeds have been used primarily to fund research and development efforts, expand engineering capabilities, and support general corporate operations. The proceeds from the completed offerings have provided near-term capital to support our operations and ongoing development efforts. However, we continue to face risks typical of development stage companies including, but not limited to, operational and financial challenges, uncertainty in product development, and product-market fit.

On March 20, 2026, we entered into a sales agreement, pursuant to which we may, from time to time, offer and sell shares of our common stock, par value $0.0001 per share. The Sales Agreement provides for an aggregate offering amount of up to $50.0 million of our common stock, through an “at-the-market” offering program. Proceeds from the sales will be used for general corporate purposes, including working capital and other liquidity needs.

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

Other Income (Expense)

Interest income consists primarily of interest earned in interest-bearing savings accounts, certificates of deposit held at a bank, and money market funds that invest 100% of their assets in short-term U.S. Treasury obligations.

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

Results of Operations

Our results of operations for the nine months ended March 31, 2026, as compared to the same period of 2025, were as follows ($ in thousands):

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$3,879	$3,348	$531	16%
Operating expenses	9,693	4,522	5,171	114%
Other income (expense)	668	(990)	1,658	-167%
Loss before income tax expense	(5,146)	(2,164)	(2,982)	138%
Income tax expense	-	-	-	-
Net loss	$(5,146)	$(2,164)	$(2,982)	138%

Revenue: Revenue increased $531 thousand to $3.9 million, of which $3.8 million was derived from government contracts and $41 thousand from other products and services for the nine months ended March 31, 2026. Revenue was $3.3 million, of which $3.1 million was derived from government contracts and $201 thousand from other products and services, for the same period of 2025.

Operating expenses: Operating expenses increased $5.2 million, or 114%, to $9.7 million for the nine months ended March 31, 2026, compared to $4.5 million for the same period in 2025. The increase was primarily driven by an increase in material purchases to support the delivery of our products and services associated with revenue, as well as higher compensation and related costs, including salaries, stock-based compensation and employee benefits driven by new employees hired to support the expansion of the business and scaling of operations.

Other income (expense): Other income of $668 thousand for the nine months ended March 31, 2026 consisted of interest income, compared to other (expense) of $990 thousand for the same period of 2025, comprised of amortization of discount on convertible notes of ($715) thousand and changes in fair value of derivative liabilities of $(279) thousand, and interest income of $3 thousand.

Income tax expense: No income tax expense was recorded for the nine months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents, and a certificate of deposit totaling $37.8 million, compared to $15.7 million as of June 30, 2025. The increase in cash was primarily attributable to net proceeds from the public offerings, totaling $23.4 million. These funds are primarily held in cash on deposit and money market funds that invest 100% of their assets in short-term U.S. Treasury obligations.

Prior to the public offerings, our operations were primarily financed through the issuance of convertible notes and sales of common stock in private placement transactions. We intend to continue to use the net proceeds from the offerings to support operational growth, invest in product development, and fund working capital and general corporate purposes.

On March 20, 2026, we entered into a Sales Agreement under which we may, from time to time, offer and sell shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $50.0 million, through an “at-the-market” offering program. Any proceeds, if and when received, are expected to be used for general corporate purposes, including working capital and other liquidity needs.

We continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of March 31, 2026, we had net working capital, defined as total current assets less total current liabilities, of $38.6 million, compared to $16.6 million at June 30, 2025. The increase was primarily driven by a $22.8 million increase in current assets, which rose to $40.2 million from $17.3 million over the same period, largely due to a $22.0 million increase in cash and cash equivalents, including the certificate of deposit balance at June 30, 2025. Current liabilities totaled $1.5 million and $705 thousand as of March 31, 2026 and June 30, 2025, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,643)	$(1,083)	$(560)	-52%
Investing activities	(439)	(85)	(354)	-416%
Financing activities	24,122	15,742	8,380	53%
Increase in cash and cash equivalents, and certificate of deposit	$22,040	$14,574	$7,466	51%

Net cash used in our operating activities was $1.6 million and $1.1 million for the nine months ended March 31, 2026 and 2025, respectively. For the nine months ended March 31, 2026, the net cash used in operating activities primarily resulted from a net loss of $5.1 million and a decrease in prepaids and other current assets of $699 thousand, primarily offset by non-cash stock-based compensation expense of $3.2 million and an increase in accounts payable of $612 thousand. For the nine months ended March 31, 2025, the net cash used in operating activities was primarily attributable to a net loss of $2.2 million and a decrease in accounts receivable of $1.1 million. These amounts were partially offset by non-cash expenses, including stock-based compensation expense of $1.1 million, amortization of discount on convertible notes of $715 thousand, depreciation and amortization expense of $307 thousand, and changes in fair value of derivative liabilities of $278 thousand.

Net cash used in our investing activities totaled $439 thousand and $85 thousand for the nine months ended March 31, 2026 and 2025, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $24.1 million for the nine months ended March 31, 2026, compared to $15.7 million for the same period in 2025. For the nine months ended March 31, 2026, we received $23.4 million, net of offering costs, from the public offering, $690 thousand from the exercise of stock warrants, and $103 thousand from the exercise of stock options. For the nine months ended March 1, 2025, we received $12.6 million, net of offering costs, from the public offering and $3.1 million from the issuance of convertible notes.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2026, our disclosure controls and procedures were not effective. Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. As a result, we have had an inadequate level of precision, evidence or timeliness in the performance of review controls.

Our management team continues to implement mitigating measures and has further advanced our review of disclosure controls and procedures, enhanced documentation standards, and made progress in recruiting and onboarding additional accounting personnel. While our disclosure controls and procedures remained ineffective as of March 31, 2026, these ongoing efforts represent meaningful progress toward remediation. Management expects that, as these measures continue to be implemented, they will strengthen our control environment and improve the effectiveness of our disclosure controls and procedures over time.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time to time, we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

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

Dependence on customers in regulated industries and changes in applicable laws and regulations could adversely affect demand for our products and business.

Our business prospects depend, in part, on the demand for our products from customers operating in industries that are or may be subject to evolving federal, state, local and foreign laws and regulations. Changes in, or the interpretation, implementation or enforcement of, such laws and regulations, including those relating to environmental protection, trade policy, export controls, data privacy, taxation, or industry-specific compliance requirements, may increase our customers’ costs of doing business, restrict their operations, delay or cancel their capital expenditure plans, or otherwise adversely affect their financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2026, a warrant to purchase up to 8,000 shares was exercised in full via a cashless exercise based on an exercise price of $2.00 per share, resulting in the issuance to the holder of a net of 6,989 shares of common stock. The shares were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the shares issued were registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements.

We did not sell any other equity securities that were not registered under the Securities Act during the quarter ended March 31, 2026, that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended March 31, 2026, no director or executive officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation, filed June 22, 2021 (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
3.3	Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed on June 28, 2021)
10.1	Sales Agreement, dated as of March 20, 2026 (incorporated by reference to the Current Report on Form 8-K filed on March 20, 2026)
10.2+	Form of Restricted Stock Unit Award Agreement under 2021 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	Furnished and not filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: May 13, 2026	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer (Duly Authorized Officer)

Date: May 13, 2026	By:	/s/ Christopher Stewart
	Name:	Christopher Stewart
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)