Form 10-K
period 2026-06-30
Aeluma, Inc.
filed 2026-09-16
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $276.2 million as of December 31, 2025, based on the closing price of such stock, as reported on the Nasdaq Stock Market.

As of September 11, 2026, there were 19,265,671 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s annual meeting of stockholders, to be filed within 120 days of June 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “views,” “will,” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those discussed in Part I, Item 1A. “Risk Factors” of this report and throughout Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Business.

Overview

Aeluma, Inc. (together with our subsidiary, “we,” “our,” “us,” or the “Company”) develops high-performance photonic and electronic technologies for communications and sensing in telecom, artificial intelligence (“AI”) datacom, mobile, defense and aerospace, robotics, automotive, augmented reality/virtual reality (“AR/VR”), and quantum applications. Our proprietary platform combines compound semiconductor materials with large-diameter substrates to leverage manufacturing infrastructure used in high-volume microelectronics. Our technology and product development activities have focused on photodetectors, photodetector arrays, lasers, optical amplifiers, and other technologies. Our photodetectors and photodetector arrays can detect near-infrared (“NIR”) and shortwave infrared (“SWIR”) light. Our lasers and optical amplifiers are primarily based on quantum dot technology. Aeluma’s platform may also be applied to other photonic and electronic devices, including transistors and solar cells.

Our headquarters are in Goleta, California. Our principal research and development (“R&D”) and manufacturing facility is approximately 9,000 square feet and includes a cleanroom and equipment used for epitaxy wafer production, process development, prototyping, wafer-scale testing, and validation. During fiscal year 2026, we expanded our internal test and prototyping capabilities through the acquisition of automated and semi-automated wafer probers, packaging and prototyping equipment, test and validation instruments, and related facility infrastructure. We have extended the lease for our principal facility through March 2031 to support anticipated growth, and we also lease approximately 2,400 square feet of additional office space near our headquarters. We may require additional space in the future to support continued growth.

We leverage a capital-efficient manufacturing model that combines internal materials production, process-development, prototyping, and test capabilities with external fabrication, packaging, and integration. We have relationships with production-scale foundries and other supply-chain partners, including relationships announced during fiscal year 2026 with Tower Semiconductor and Sumitomo Chemical Advanced Technologies for wafer production and fabrication. We expect these external capabilities to be important to our ability to qualify manufacturing processes and increase production capacity if substantial customer demand develops.

We are transitioning from a predominantly R&D-stage business toward commercialization. Our revenue currently consists of government development contracts, with emerging commercial development and product revenue. We have delivered wafers, chips, and engineering samples, performed non-recurring engineering projects, and have begun accepting initial commercial sales orders. These initial commercial orders have been relatively small, and commercial customers generally require extensive evaluation and qualification before committing to production volumes.

Plan of Operations

Our operating priorities are to advance product development, complete customer and manufacturing qualifications, deliver on existing commercial and government contracts, increase manufacturing readiness, and convert qualified customer engagements into recurring product revenue. We expect to continue investing in engineering, materials growth, wafer fabrication, packaging, testing, quality systems, sales, and business development.

We intend to continue supplying engineering samples, prototype wafers and chips, small volume products, and development services while customers evaluate our technology. We plan to work directly with prospective customers and with system integrators, module manufacturers, Tier-1 suppliers, component suppliers, semiconductor companies, and government prime contractors. We also intend to continue working with external foundries, packaging providers, and integration partners to establish repeatable, qualified production flows that can support large volumes.

The timing and scale of commercialization will depend on several factors, including technical performance, reliability testing, customer qualification, product design decisions, supply chain readiness, and market demand. We may continue to derive a substantial portion of our revenue from government and customer development programs while commercial products progress through qualification.

Our Strategy

Advance a differentiated technology platform.

We will continue to develop and broaden our heterogeneous integration platform across photodetectors, imaging arrays, lasers, nonlinear photonic materials, and other technologies, with an emphasis on products for which compound semiconductor performance and microelectronics-scale manufacturing can provide meaningful customer benefits.

Focus resources on selected high-value markets.

Priority applications include AI datacom, mobile and consumer electronics, defense and aerospace, and quantum. Adjacent opportunities include robotics, automotive, and AR/VR. We select opportunities based on performance requirements, potential production volume, time to qualification, expected economics, and strategic fit with our platform.

Scale through a capital-efficient manufacturing ecosystem.

We will continue to maintain internal capabilities in materials growth, process development, prototyping, and test, while using established foundries, packaging providers, and integration companies for production-scale activities. This model is intended to reduce the capital and time required to access larger-scale manufacturing infrastructure, although it also creates dependence on third-party capacity, quality, delivery, and pricing.

Leverage funded development and strategic relationships.

We use government sponsored R&D programs, customer funded engineering programs, strategic partnerships, and initial product sales to advance technology readiness and support the transition to commercial products. Government programs can help fund development and domestic manufacturing capabilities, but program requirements may differ from commercial customer requirements.

Protect intellectual property and build organizational capability.

We seek to continuously expand our patent portfolio, protect trade secrets and process know-how, as well as recruit personnel with experience in semiconductor manufacturing, product development, supply chain management, and commercialization.

Our Technology

Our technology is based on heterogeneous integration, which combines materials with different physical properties within a single semiconductor platform. We synthesize compound semiconductor materials on large-diameter substrates, such as silicon and gallium arsenide (“GaAs”), which are compatible with manufacturing infrastructure used for mainstream microelectronics.

Compound semiconductors possess optical and electronic properties that are either superior to those of or not available from silicon. For example, indium gallium arsenide (“InGaAs”) can provide high sensitivity in the NIR and SWIR spectral regions. These characteristics may be useful for three-dimensional sensing, low-light imaging, industrial and robotic vision, defense imaging, optical communications, and other applications. Silicon image sensors generally offer low-cost and high-volume manufacturing but have declining sensitivity at longer NIR wavelengths and an absorption cutoff near 1,100 nanometers. Standard InGaAs devices commonly operate across approximately 900 to 1,700 nanometers, with extended-wavelength material systems capable of detecting longer wavelengths. Eye safety depends on wavelength, optical power, exposure duration, beam geometry, and applicable safety standards. At certain SWIR wavelengths, applicable exposure limits may permit higher optical power than at shorter NIR wavelengths because the radiation does not present the same risk of damage to the retina. Higher illumination levels can improve signal strength and signal-to-noise ratio, potentially increasing range, depth accuracy, and performance under bright ambient light or allowing shorter exposure times that reduce motion artifacts. These characteristics may benefit applications such as facial authentication and other three-dimensional sensing systems.

InGaAs and similar materials are also commonly used for high-speed photodetection at wavelengths commonly used for optical communications. Photodetectors derived from these materials enable high-speed communications for telecommunications and AI data center networking. Aeluma’s platform may enable larger volume production and wafer-scale integration of such photodetectors.

We are also developing quantum dot laser technology for optical communications and sensing applications. Silicon is well-suited for passive photonic circuits but does not efficiently generate light. Integrating compound semiconductor lasers with silicon can provide an on-chip or closely integrated optical source while retaining the scale and integration benefits of silicon manufacturing. Quantum dot lasers are being evaluated in the industry for potential advantages that include high power handling, reliability, and low noise, which may be relevant to data center interconnects, co-packaged optics, sensing, and quantum applications.

In addition, we are developing a nonlinear photonics platform for the generation and manipulation of photons used in quantum communication, computing, and sensing. Our development work includes integration of compound semiconductor materials with silicon and silicon nitride photonic circuits. Competing nonlinear photonic material systems include lithium niobate, aluminum nitride, barium titanate, and other emerging materials.

Our technology platform includes materials structures, epitaxial processes, device designs, wafer fabrication methods, integration techniques, packaging concepts, and system-level applications. Although our current commercial focus is on photonic sensing and communications products, the platform may support a broader range of photonic and electronic semiconductor devices.

Competition

We compete in rapidly evolving semiconductor, sensor, and photonics markets. Competition occurs at the device, materials, manufacturing platform, and system levels, and competitiveness is based on performance, reliability, power consumption, size, integration, manufacturability, cost, production capacity, supply assurance, intellectual property, customer relationships, and time to market.

In imaging and sensing, silicon complementary metal-oxide semiconductor (“CMOS”) image sensors are widely used in high-volume consumer and automotive applications due to their low cost, mature manufacturing ecosystem, and high level of integration. Major suppliers include Sony, Samsung, OmniVision, onsemi, STMicroelectronics, Panasonic, Canon, SK hynix, and others. Traditional InGaAs sensor suppliers include Hamamatsu, Sumitomo, Teledyne FLIR, Excelitas, and others. Conventional InGaAs photodetectors are generally manufactured on relatively small InP substrates, commonly in the two- to four-inch range. Our objective is to compete by enabling compound semiconductor performance at potentially substantially lower cost by using large-diameter substrates and large-scale manufacturing methods, which may enable more devices per wafer, larger array formats, and access to wafer-scale integration and packaging infrastructure.

In lasers and optical communications, we compete with established suppliers of InP, GaAs, and other compound semiconductor lasers, vertically integrated optical component manufacturers, silicon photonics companies, and emerging providers of integrated light sources. In quantum photonics, our technologies may compete with solutions based on lithium niobate, aluminum nitride, barium titanate, silicon, silicon nitride, and other materials, as well as with alternative system architectures.

We believe our potential competitive advantages include the ability to integrate high-performance compound semiconductor materials on large-diameter substrates; a platform that can address photodetectors, lasers, and nonlinear photonics; domestic research, development, and wafer-production capabilities; and a capital-efficient manufacturing model that can use established foundries and packaging infrastructure. These potential advantages have not yet been demonstrated in large-volume commercial production. Existing and potential competitors may have greater name recognition, longer operating histories, broader product portfolios, larger customer bases, substantially greater financial, technical, and manufacturing resources, more mature quality systems, and stronger relationships with customers and supply chain partners. Competitors may also develop alternative technologies that achieve comparable or superior performance or cost.

Customers

Our customers and prospective customers include U.S. Government agencies and contractors, semiconductor and optical component companies, system integrators, module manufacturers, Tier-1 suppliers, and manufacturers of mobile and consumer electronics, data center and communications equipment, defense and aerospace systems, and quantum technologies. Our engagements include government R&D contracts, customer-funded non-recurring engineering, wafer development, delivery of engineering samples, small-volume chips and wafer sales, and technical evaluations.

During fiscal year 2026, we experienced increased customer and partner engagement across AI data center communications, mobile and consumer electronics, defense and aerospace, and quantum applications. We began receiving requests for price quotations and accepting initial commercial sales orders. These orders have been relatively small and may not lead to production orders. Prospective customers typically conduct extensive technical, reliability, manufacturing, and supply chain evaluations before selecting a new semiconductor component, manufacturing platform, or supplier.

Our commercial strategy includes direct sales relationships and strategic partnerships. We may engage with customers directly or through manufacturing, packaging, module, system integration, or government prime contractor partners. Many of our customer and partner discussions are subject to confidentiality agreements, which can limit the information we publicly disclose regarding specific programs and counterparties.

For the customer concentration disclosure, see Concentration of Risk in Note 2 – Summary of Significant Accounting Policies

Markets

Our technology addresses markets in which system performance increasingly depends on the ability to generate, detect, transmit, or process light using compact, energy-efficient, and manufacturable semiconductor components. Industry demand is being influenced by growth in AI computing and data center bandwidth, increasing use of optical interconnects, the need for improved sensing in consumer and industrial systems, defense demand for advanced domestic semiconductor technologies, and continued investment in quantum technologies.

AI infrastructure and optical communications

AI clusters require increasingly high data transfer rates among processors, memory, and network equipment. This increases demand for optical transceivers, silicon photonics, lasers, and high-speed photodetectors and is driving interest in co-packaged optics and other architectures intended to reduce power consumption and improve bandwidth density. Our photodetector and quantum dot laser platforms are being developed for potential use in these applications.

Mobile, consumer, AR/VR, robotics, and automotive sensing

Mobile devices and other consumer products increasingly incorporate depth sensing, biometric authentication, low-light imaging, spatial mapping, and other optical functions. Related sensing capabilities are also being developed for AR/VR systems, industrial automation, robotics, and automotive applications. Our photodetector platform is intended to address applications that require performance beyond conventional silicon sensors while maintaining a path toward large-volume manufacturing.

Defense and aerospace

Defense and aerospace systems use high-performance photodetectors, imaging arrays, lasers, and optical communications for surveillance, navigation, targeting, electronic warfare, autonomous systems, and secure communications. These applications often require high-sensitivity, high-speed, low-size, low-weight, and low-power operation in demanding environments and a secure domestic supply chain. Our government-funded programs include development of SWIR imaging, high-speed photodetectors, heterogeneous integration, and quantum photonic technologies.

Quantum technologies

Quantum communication, computing, and sensing systems require high-quality photon sources, photodetectors, and nonlinear optical materials. The industry is working to transition these technologies from laboratory systems to manufacturable photonic integrated circuits. Our quantum dot laser, nonlinear materials, and photodetector platforms are intended to support this transition using large-diameter substrates and established photonic integration methods.

The timing, size, and growth of these markets are uncertain, and broad market forecasts may not be representative of the portion that is addressable by our products. We prioritize specific product opportunities based on identifiable customer requirements, expected qualification timelines, potential production volume, competitive differentiation, and the resources required to reach commercial readiness.

Intellectual Property

Our intellectual property portfolio includes issued patents, pending patent applications, trade secrets, manufacturing know-how, process recipes, device designs, integration methods, and other proprietary information. Our portfolio includes approximately 36 issued and pending patents. Our patents and applications cover areas that include heterogeneous integration of compound semiconductor materials on large-diameter substrates, scalable manufacturing processes, photodetectors and imaging arrays, photonic components, three-dimensional sensing, large-format imaging, quantum dot lasers, high-performance semiconductor electronic device platforms, and system integration.

We have filed trademark applications for the name “Aeluma” and the slogan “Sensing Reimagined.” We also rely on confidentiality agreements, invention-assignment agreements, access controls, and other measures to protect trade secrets and proprietary information. Important aspects of our device designs and manufacturing processes may be protected as trade secrets rather than disclosed in patent applications.

Our Intellectual Property Strategy

Our strategy is to seek patent protection in the United States and selected foreign jurisdictions that represent significant semiconductor markets, manufacturing locations, or customer bases. We evaluate whether to seek patent protection or maintain an invention, process, or item of know-how as a trade secret based on factors that include the ability to detect infringement, the likelihood that a patent could be designed around, the expected commercial life of the technology, and the value of keeping the information confidential.

Governmental & Environmental Regulations

Our primary products are anticipated to be photonics and electronics based on high-performance semiconductors. To the extent that our products are or become subject to U.S. export controls and regulations, these regulations may limit the export of our products and technology and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in a delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.S. and non-U.S. government actions. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and operating results.

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. Expenditures for compliance with federal, state, and local environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

In addition, to the extent that our facilities and operations are or become subject to the plant and laboratory safety requirements of various environmental and occupational safety and health laws in the U.S., we believe we are in compliance with all such laws and regulations, and to date, those regulations have not materially restricted or impeded operations. Further, we believe our processes to be highly efficient, generating very low levels of waste and emissions. For this reason, we do not view issues surrounding climate change and any currently foreseeable related regulations as materially impacting our business and financial statements, beyond any inestimable impact on the macroeconomic environment.

We are also generally subject to other industry and environmental regulations for electronic and semiconductor products such as the Restriction of Hazardous Substances Directive 2002/95/EC.

Manufacturing

Our internal operations include semiconductor materials and wafer production, process development, quick-turn chip fabrication, prototyping, wafer-level and device-level testing and validation. Our equipment includes materials synthesis and semiconductor fabrication tools, automated and semi-automated wafer probers, packaging and prototyping equipment, and test and validation instruments. These capabilities allow us to develop process flows, produce engineering samples, evaluate externally fabricated wafers, and support customer and manufacturing qualification activities.

We also use external foundries, wafer suppliers, packaging companies, test providers, and integration partners. During fiscal year 2026, we expanded outsourced wafer fabrication activities and announced relationships with Tower Semiconductor and Sumitomo Chemical Advanced Technologies for wafer production and fabrication. Our manufacturing strategy is to retain control of core materials, processes, and product know-how while using qualified third parties for production-scale processes and capacity.

This manufacturing model may allow us to scale more efficiently than constructing and operating a fully integrated production facility. However, we depend on third parties for portions of our manufacturing flow, and we may encounter capacity constraints, long lead times, process-transfer challenges, yield variability, quality issues, cost increases, equipment limitations, or disruptions. We will need to establish repeatable processes, quality systems, supplier controls, and customer-approved production flows before supporting material commercial volumes.

Sales

Our revenue currently consists primarily of government development contracts and limited commercial product sales. We have sold small volumes of wafers and chips, delivered engineering samples, performed non-recurring engineering and R&D services, and have begun taking initial commercial sales orders. Our commercial products are in early stages of customer evaluation and qualification, and we cannot predict whether current engagements or orders will result in recurring or high-volume sales.

The sales cycle for semiconductor components can be lengthy and may include technical evaluation, prototype delivery, reliability testing, manufacturing qualification, system design in, and end customer approval. A design win may not result in material revenue, and production volumes can be affected by changes in customer products, forecasts, market demand, competing technologies, and supply chain conditions.

Marketing

Our marketing and business development activities focus on direct engagement with prospective customers, strategic partners, government agencies, and participants in the semiconductor and photonics ecosystem. We work with potential customers to identify performance requirements, provide technical information and samples, support evaluations, and develop product and manufacturing roadmaps. We are subject to confidentiality obligations with many current and prospective customers and partners.

We also market our technology and products through our website, technical publications, industry conferences, trade shows, investor and customer meetings, and participation in government and industry consortia. During fiscal year 2026, we joined the Midwest Microelectronics Consortium, a Microelectronics Commons hub focused on transitioning critical technologies to domestic manufacturing, and we continued participating in technical and industry events focused on optical communications, defense and aerospace, compound semiconductors, and quantum photonics.

Employees & Human Capital

At June 30, 2026, Aeluma had 27 employees, of whom 24 were full-time employees. All employees reside in the United States of America. On occasion, we engage independent contractors to support our efforts. None of our employees or contractors is subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our human capital management objectives are to acquire, engage, develop, and retain top talent. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. To create and maintain a successful work environment, we offer an annual base salary and a comprehensive package of additional benefits that support the overall well-being of all our employees and their families. Additionally, we may also grant equity awards to attract, reward, and retain key employees to allow them to share in our overall performance.

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

Item 1A. Risk Factors

Below are material factors known to us that could materially adversely affect our business, operating results, financial condition, prospects or share price. These risks are not the only risks we face, and there may be other risks, including risks not known to us or that we currently deem to be immaterial, that could materially and adversely affect our business and financial performance. Although these risks are organized by headings, and each risk is discussed separately, many are interrelated.

Risk Factor Summary

This summary of risk factors is not complete and should be read in conjunction with the more complete and detailed descriptions of risks that follow.

●	We have a limited operating history and remain in the early development stages. Although we have generated some revenue, we are not in volume production for any of our product offerings. It may be difficult to evaluate our business and prospects based on historical data.

●	We may not raise sufficient additional capital or cash flows necessary to expand our operations and invest in new enterprises, which could reduce our ability to compete successfully and harm our results of operations.

●	Our growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy.

●	We generate a substantial portion of our revenue from contracts with U.S. federal government agencies, which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.

●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business or opportunities.

●	We expect to depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

●	Based on our industry and development stage, information technology systems’ failures or security breaches could have a disproportionate negative impact on Aeluma.

●	If we fail to protect and enforce our intellectual property rights and confidential information, our business and prospects would suffer.

●	Failure to effectively manage growth through operational and financial systems could materially adversely affect our business, prospects, financial condition, and results of operations.

●	Natural disasters, public health crises, political crises, economic downturns, or other unexpected events could cause significant harm to our business operations and facilities, adversely affect our supply chain and customer base, and materially adversely affect our results of operations and financial condition.

●	Dependence on customers in regulated industries and changes in applicable laws and regulations could adversely affect demand for our products and business.

●	Demand for our technologies may not develop as we expect, and evolving regulation and competition could adversely affect our business, financial condition, and results of operations.

●	Because we expect to depend on third-party manufacturers to build portions of our products, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income, and customers.

●	The semiconductor industry is highly cyclical, and significant downturns or upturns in customer demand can materially adversely affect our business and results of operations.

●	Export controls, sanctions, and other trade restrictions applicable to semiconductor, photonics, defense, aerospace, AI, and quantum technologies could limit our ability to sell or transfer our products and technology.

●	If we are unable to identify and make the substantial R&D investments required to remain competitive in our business, our business, financial condition, and results of operations may be materially adversely affected.

●	We may be unable to develop new products to satisfy changing customer demands or regulatory requirements, which may materially adversely affect our business and results of operations.

●	The semiconductor industry is highly competitive, and our inability to compete effectively could materially adversely affect our business and results of operations.

●	If we are unable to protect the intellectual property we use, our business, results of operations and financial condition could be materially adversely affected.

●	We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.

Risks Relating to Our Business, Growth Prospects and Operating Results

We have a limited operating history and remain in the early development stages. Although we have generated some revenue, we are not in volume production for any of our product offerings. Our lack of operating history makes it difficult to evaluate our business and prospects, and may increase the risks associated with an investment in our Common Stock.

We commenced operations in 2019. Although we have generated some revenue, we are subject to the risks involved with any speculative early-stage enterprise. There is no assurance that we will successfully develop, manufacture, market and distribute our products or services. We have and may continue to experience continuing net losses and negative cash flows from operations. The extent of continuing losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There is no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. There is no assurance that actual cash requirements will not exceed our estimates. Such risks to us include, but are not limited to:

●	an evolving, unpredictable and unproven business model;

●	an intensely competitive developing market;

●	rapidly changing technology;

●	managing development and growth;

●	dependence on key personnel;

●	dependence on outsourced resources, materials and equipment;

●	limited operating capital and limited access to credit; and

●	other unforeseen changes and developments in operations, the product, and markets.

In order to address these risks, we must, among other things:

●	implement and successfully execute our business strategy;

●	provide superior customer service;

●	respond to competitive developments;

●	attract, retain, and motivate qualified personnel; and

●	respond to unforeseen and changing circumstances.

We cannot make an assurance that it will succeed in addressing these risks.

We have entered into a letter of intent with the U.S. Department of Commerce for proposed funding under the CHIPS and Science Act, which remains subject to execution of definitive award documents and may result in substantial restrictions on our business and operations.

We cannot be certain whether we and the U.S. Department of Commerce will establish an execute definitive award documents for the proposed funding on acceptable terms, or at all. Even then, the award will be tied to eligible project costs, and a portion of the award is expected to be funded on a milestone-based award structure tied to technical progress, resulting in uncertainty as to whether, when, and in what amounts we may receive or retain any portion of the proposed funding.

The perceived and actual dilutive effective of the proposed issuance of common stock to the U.S. Department of Commerce pursuant to the award could adversely affect market perception or the price of our common stock. Reputational, regulatory, or governance considerations that may accompany a government investment in our Company could impose substantial restrictions on our business and operations and could also adversely affect future opportunities.

It is also possible that the anticipated benefits of the proposed funding, including acceleration of commercialization and scaling of our non-InP photonics platform, may not be realized on the timeline anticipated or at all. Further, changes in U.S. government policy, funding priorities, or budgetary constraints could affect the availability or continuation of CHIPS and Science Act programs, both before and after definitive award documents have been established.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new enterprises in the future could reduce our ability to compete successfully and harm our results of operations.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, our business may not always generate sufficient cash flow from operations to fund our activities and we may require additional financing, which we may not be able to obtain on favorable terms. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. Additionally, if we need such financing and it is not available to us, or is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited, and we could be required to delay, significantly curtail, or eliminate planned operations or other elements of our growth strategy. Although we have a shelf registration statement on file and an at-the-market offering in place, there is no guarantee that we will sell any additional shares, that market conditions will be favorable for such sales, or that proceeds of any offering will be sufficient to fund our capital requirements.

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

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments that may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations.

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

Market opportunity estimates and forecasts regarding our target markets may prove inaccurate and should not be viewed as indicative of our future revenue or growth.

We rely on third-party market research and internal assumptions to evaluate opportunities in mobile and consumer electronics, automotive lidar, AI, silicon photonics, quantum computing, and other markets. These estimates are inherently uncertain and may prove inaccurate. Even if these markets grow as expected, we may not develop products that address them, win customers in those markets, or achieve meaningful revenue, and investors should not rely on market-size estimates or addressable-market estimates as an indication of our future revenue or growth.

Changes to federal regulatory agencies and policies, including the Department of Commerce, could adversely affect our business operations and financial outlook.

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

The Department of Commerce is particularly relevant to our industry because it administers programs and policies affecting the semiconductor industry, including the CHIPS Program. Changes in the administration, funding, eligibility requirements, implementation, or priorities of these programs, as well as changes to other Commerce Department policies, including those relating to semiconductor trade and export controls, could affect our access to government programs, incentives, approvals, or other resources and could increase regulatory uncertainty or compliance costs. Any such changes, delays, or disruptions could adversely affect our ability to execute our business plans and could materially adversely affect our business, financial condition, and results of operations.

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

Contracts with U.S. federal governmental agencies, or prime contractors of these agencies, have in the past accounted for, and may in the future account for, a substantial portion of our revenue. Contracts with government entities or prime contractors are subject to the following risks:

●	selling to and contracting with governmental agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate sales or revenue. Our existing contracts typically expire after some period of time and must be “re-competed.” There is no guarantee that we will win such re-compete efforts;

●	government certification requirements applicable to our products and services may change, and in doing so, may restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

●	government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

●	governments can generally terminate our contracts “for convenience”, meaning we could lose part or all of our revenue on short notice. The potential impact of the DOGE on government spending may adversely impact our business and may lead to an increase in the frequency of events of terminating contracts for convenience;

●	governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products or services, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

●	when we are a subcontractor, we have less control over the execution and success of the contract with the government.

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

Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization, including in technical, engineering, sales, and operational roles. The loss of one or more members of our management team or other key employees could materially impact our sales or our R&D programs and materially harm our business, financial condition, results of operations, and prospects. We do not maintain key person life insurance policies on any of our management team members or key employees. Competition for highly skilled personnel in the semiconductor and photonics industries is intense, particularly for candidates with expertise in compound semiconductors, heterogeneous integration, and related technologies. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. For positions in our offices near Santa Barbara in particular, we may experience challenges hiring new and mid-level employees, in part due to the high local housing costs and cost of living. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.

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

Accounting methods and policies for companies such as ours, including policies governing revenue recognition, leases, R&D and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this report.

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

We expect to depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Currently, Aeluma has customer engagements that involve R&D, development of wafers, delivery of engineering samples for evaluation, delivery of small volumes of chips, and R&D contracts. There is no assurance that any of these potential customers will purchase our product after they complete their analysis, or that any customer engagement, engineering sample, evaluation, NRE effort, or development project will result in a design win, binding purchase order, volume production, or recurring revenue. Since we cannot predict how many of these evaluations will turn into sales, if any, we cannot guarantee that we will generate sufficient revenue to be profitable.

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

Due to the concentration and ongoing consolidation within the semiconductor industry, we may also find that over the longer term, our revenues are dependent on relatively few customers. If we lose any of these customers, or these customers delay, dispute or fail to pay us or experience budgetary, liquidity, administrative or other constraints that impair our ability to collect accounts receivable, our revenues and cash flows could be materially adversely affected.

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

We expect that our sales will be typically made pursuant to individual purchase orders or customer agreements, and we do not expect to have long-term supply arrangements with our customers requiring a commitment to purchase. We expect that the agreements with our customers may allow them to cancel orders prior to shipment for standard products and, generally, prior to start of production for custom products without incurring a penalty. We anticipate routinely generating inventory based on customers’ estimates of end-user demand for their products, which is difficult to predict. In times of undersupply for certain products, some customers could respond by inflating their demand signals. As markets level off and supply capacity begins to match actual market demands, we could experience an increased risk of inventory write-downs, which may materially adversely affect our results of operations and our financial condition. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products, or overproduction of products due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers. Unsold inventory, canceled orders, and cancellation penalties may materially adversely affect our results of operations, and inventory write-downs, which may materially adversely affect our financial condition.

Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

Prior to purchasing our products, our customers may require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system, as well as rigorous reliability testing. This qualification process may continue for a few months or longer, may require us to provide wafers, chips, engineering samples, NRE services, or other support, and we cannot guarantee that products will pass the required tests. Customer selection or a “design win,” if any, does not obligate a customer to place purchase orders or to proceed to volume production. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the product’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, additional time may be required before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we will devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

Our business operations could suffer in the event of information technology systems’ failures or security breaches.

While we believe that we have implemented adequate security measures within our internal information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, ransomware, phishing attacks, natural disasters, terrorism, power outages, and telecommunication failures. The semiconductor industry has been, and may continue to be, the target of cyber attacks, including those aimed at obtaining intellectual property, disrupting manufacturing processes, or compromising confidential business information. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information, trade secrets, or sensitive customer and partner data. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, our competitive position may be adversely affected, and we may incur liability, regulatory penalties, or additional costs to remedy the damages caused by these disruptions or security breaches. We may also be required to expend significant resources to protect against, respond to, and recover from any such attacks or disruptions.

If we fail to protect and enforce our intellectual property rights and our confidential information, our business will suffer.

We conduct certain R&D activities and production of our products at external partner facilities, which has the potential to expose third parties to elements of our intellectual property. We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trade secret and copyright laws to protect our technology and intellectual property. If we fail to protect our technology and intellectual property, our customers, licensees, and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on our ability to secure intellectual property rights in a timely manner, our ability to convince third parties of the applicability of our intellectual property rights, and our ability to enforce our intellectual property rights. In certain instances, we attempt to obtain patent protection for portions of our technology, and our agreements may include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and intellectual property without the payment of license fees and royalties.

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

Further, the laws and enforcement regimes of certain countries do not protect our technology and intellectual property to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions, we may be unable to protect our technology and intellectual property adequately against unauthorized use, which could adversely affect our business.

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

If we cannot effectively manage growth by implementing and improving its operational and financial systems, our business, prospects, financial condition, and results of operations could be materially adversely affected.

In order to maximize the potential growth in our market opportunities, we may have to expand rapidly and significantly. The impetus for expansion could place a significant strain on our management, operational and financial resources. In order to manage growth, we will be required to implement and continually improve our operational and financial systems, expand operations, attract and retain superior management and train, manage and expand our employee base. We can give no assurance that we will effectively manage our operations, that our system, procedures, or controls will adequately support operations or that our management will successfully implement our business plan. If we cannot effectively manage growth, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

Product liability lawsuits, warranty claims, and product recalls could result in substantial liabilities and harm our business, results of operations, and financial condition.

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

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional, exposing us to warranty and product liability claims in the event that our products fail to perform as expected or are alleged to result in bodily injury or property damage. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could damage our reputation, make it more difficult for us to sell our products to existing and prospective customers, and have material adverse effects on our business, results of operations, and financial condition.

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

Natural disasters, public health crises, political crises, economic downturns, or other unexpected events could cause significant harm to our business operations and facilities, adversely affect our supply chain and customer base, and materially adversely affect our results of operations and financial condition.

We expect that our manufacturing and other facilities, our operations, and the operations of our third-party suppliers and technology providers are susceptible to losses and interruptions caused by floods, fires, hurricanes, tornadoes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, pandemics, terrorist attacks, war and other political instability, and similar events, whether in mainland China or abroad. The occurrence of any such event in any of the regions in which we, our suppliers, or our technology providers operate could severely disrupt our operations and daily business activities by negatively impacting our supply chain, our ability to deliver products, and the cost of our products, and could adversely affect the economies of the markets in which we operate. Such events can negatively impact revenue and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event, and could cause consumer confidence and spending to decrease. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We may carry insurance to generally compensate for losses of the type noted above, however, even if we obtain such insurance, it may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. Disruptions or downturns in global, national, or local economic conditions may also cause demand for our products and services to decline, and an economic downturn resulting in a prolonged recessionary period would have a material adverse effect on our business, financial condition, and operating results. To the extent any losses from natural disasters, public health crises, political crises, or other business disruptions are not covered by insurance, any costs, write-downs, impairments, and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

We may be unable to complete or successfully integrate strategic transactions, which could limit our ability to execute our business strategies.

Our business strategies may depend on our ability to identify and complete strategic transactions, including acquisitions, investments, joint ventures, and strategic partnerships, to strengthen our geographic diversity and broaden our customer base. We may be unable to identify suitable opportunities, reach acceptable terms, obtain required approvals or financing, or successfully integrate completed transactions. Any such failure could limit our ability to execute our business strategies and materially adversely affect our business, results of operations, and financial condition. Successful completion of a strategic manufacturing partnership agreement or other similar transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In seeking to partner with another company, we may require capital investment, funding for operations, or dedicated personnel with special skills. If we need to finance this activity, we may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed. If any of these factors prevent us from completing one or more strategic transactions, we may not be able to expand our business in the manner and on the schedule that we plan. In addition, we may incur significant costs arising from our efforts to engage in strategic transactions. These costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other occupations. Our officers may be engaged in other business endeavors for which they may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our directors also serve or may serve as officers or board members for other entities. If our officers’ or directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to carry out our operations and goals.

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

Demand for our technologies may not develop as we expect, and evolving regulation and competition could adversely affect our business, financial condition, and results of operations.

Our technology may be used in applications involving AI, high-performance computing, sensing, communications, defense and aerospace, mobile devices, and quantum computing. Although we believe our heterogeneous integration platform, photodetectors, photodetector arrays, quantum dot lasers, and other photonic and electronic semiconductor technologies may be relevant to AI-related applications, we are an early-stage company, we have not achieved volume production for any product offering, and growth in AI-related markets may not result in meaningful demand for our specific technologies or products. AI infrastructure investment cycles may be volatile and may be affected by customer capital expenditure decisions, changing technical architectures, energy and cost constraints, supply chain limitations, and shifts in customer priorities. If customers adopt competing technologies, develop solutions internally, reduce AI-related investments, or determine that our products do not meet their performance, cost, reliability, qualification, or integration requirements, our ability to commercialize our products and grow revenue could be materially and adversely affected.

AI and AI-adjacent technologies are also subject to evolving U.S. and international regulation, procurement rules, data protection requirements, cybersecurity standards, and public scrutiny, in addition to the export control and trade restriction risks described below under “Risks Relating to the Semiconductor Industry.” These developments could increase compliance costs, restrict sales or technology transfers, delay customer programs, or reduce demand from customers in regulated industries. In addition, larger semiconductor, photonics, foundry, systems, and technology companies may have greater resources, manufacturing access, customer relationships, and product roadmaps for AI-related markets than we do. If we are unable to compete effectively, or if products incorporating our technologies are associated with AI-related applications that are perceived as unsafe, unreliable, controversial, or inconsistent with evolving legal, ethical, or social expectations, our reputation, customer relationships, business, financial condition, and results of operations could be materially and adversely affected.

Risks Relating to the Semiconductor Industry

We will rely on limited sources of wafer fabrication, packaged products fabrication and product testing, the loss of which could delay and limit our product shipments.

We expect to subcontract wafer fabrication services to third-party suppliers, including foundries. These suppliers also offer such services to other companies, and we expect to be a relatively small customer compared to larger semiconductor companies. As a result, we may not have access to adequate capacity for our needs and our customers’ needs, and we may have less control over delivery schedules, pricing, and overall support than larger customers of those facilities. Additionally, certain foundry processes critical to our products may only be available from a limited number of suppliers, creating concentration risk. If the wafer foundries we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could require significant time and capital, and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements.

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

Because we expect to depend on third-party manufacturers to build portions of our products, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income, and customers.

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

Our manufacturing processes will rely on many raw materials, components, equipment, logistics providers, and third-party suppliers, including specialty materials such as indium, gallium, arsenic, and others that are essential to III-V compound semiconductor manufacturing. Generally, we expect that our agreements with suppliers of raw materials will impose no minimum or continuing supply obligations, and we will obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers of raw materials may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors beyond our control. Shortages could occur in various essential raw materials due to interruptions in supply, increased demand, or geopolitical factors. If we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increase significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected. Geopolitical conflicts, trade restrictions, and export controls might unfavorably impact the availability of rare earths or rare minerals such as indium, gallium, arsenic, etc., which are used in our manufacturing processes or in the manufacturing of other components in our customers’ systems. China is a significant global supplier of certain critical raw materials and minerals, including materials important to the semiconductor industry, and any restrictions on exports from China or other key supplier countries, or retaliatory actions by those countries, could materially impact our supply chain and increase our costs. If any country or entity decided to reduce or ration the volumes available to us, our supplier eco-system or our customers’ supply chains, our business could be materially adversely impacted.

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

Export controls, sanctions, and other trade restrictions applicable to semiconductor, photonics, defense, aerospace, AI, and quantum technologies could limit our ability to sell or transfer our products and technology.

Our anticipated products and technology, including photonics and electronics based on high-performance semiconductors and technologies developed for government or regulated customers, may be subject to U.S. and foreign export controls, sanctions, import rules, and other trade restrictions. These laws and policies may require licenses or other authorizations, restrict transfers to certain countries, entities, end uses, or end users, or delay customer programs. Changes in export control or sanctions policies, including restrictions involving advanced semiconductors, AI, quantum, defense, aerospace, communications, or related technologies, could prevent or delay the sale, shipment, transfer, or use of our products or technology, increase compliance costs, or expose us to penalties, investigations, reputational harm, or loss of export privileges if we fail to comply.

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

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial R&D budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively in developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced rapid consolidation and our inability to compete with large competitors or failure to identify attractive opportunities to consolidate may materially adversely affect our business.

The semiconductor industry is characterized by the high costs associated with developing marketable products and manufacturing technologies as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing, or distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

We will be dependent on the services of third-party suppliers and contract manufacturers, and any disruption in or deterioration of the quality of the services delivered by such third parties could materially adversely affect our business and results of operations.

We plan to use third-party contractors for certain of our manufacturing activities. Our agreements with these manufacturers may require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We will also be dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. In addition, our foundry, packaging, integration, and other ecosystem partners may not prioritize our programs, maintain capacity for our needs, align with our technology roadmap, or meet the quality, timing, cost, or process requirements needed to scale our products. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated, or our forecasted needs proved to be materially incorrect.

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

If our long-term expansion plans are realized, we anticipate that a certain amount of our total revenue may be derived from countries outside of the United States in the future, and we might maintain certain operations in these regions. In addition, we may rely on a number of contract manufacturers whose operations are primarily located outside of the United States. Risks inherent in doing business on a global level include, among others, the following:

●	economic and geopolitical instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

●	changes in regulatory requirements, international trade agreements, tariffs, customs, duties, and other trade barriers;

●	licensing requirements for the import or export of certain products;

●	exposure to different legal standards, customs, business practices, tariffs, duties, and other trade barriers, including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections;

●	transportation and other supply chain delays and disruptions;

●	power supply shortages and shutdowns;

●	difficulties in staffing and managing foreign operations, including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;

●	currency fluctuations;

●	currency convertibility and repatriation;

●	taxation of our earnings and the earnings of our personnel;

●	limitations on the repatriation of earnings and potential additional taxation of foreign profits in the U.S.;

●	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations (e.g., FCPA);

●	difficulty in enforcing intellectual property rights;

●	restrictions on our employees’ ability to travel and potential changes in our ability to obtain temporary work visas or work permits; and

●	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations, and policies of the jurisdictions in which we conduct our business.

We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets, the materialization of any of which could materially adversely affect our business, financial condition, and results of operations.

Special authorizations, permits, and licenses may be required for our operations, which if delayed or denied could materially adversely affect our results of operations and financial condition.

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

Our future manufacturing operations may be subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water, and ground, and we may be identified as either a primary responsible party or a potentially responsible party at sites where we or our predecessors operated or disposed of waste in the past. Our operations may also be subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to various hazards including hazardous substances. We do not currently maintain environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. Moreover, we cannot assure you that even if such insurance is purchased, it will cover any or all of our material environmental costs. In addition, the nature of our future operations may expose us to the continuing risk of environmental and health and safety liabilities including:

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

We may routinely collect and store sensitive data, including intellectual property, trade secrets, and other proprietary information about our business and our customers, suppliers, and business partners. The secure processing, maintenance, and transmission of this information will be critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, ransomware, illegal hacking, social engineering attacks, criminal fraud, or impersonation, acts of vandalism or terrorism, or employee error. Our security measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. Threat actors, including state-sponsored actors, may target semiconductor companies to obtain intellectual property or disrupt operations. The costs to us to reduce the risk of or alleviate cybersecurity breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution, or other critical functions. Any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data, or a violation of privacy or other laws, including data protection regulations. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

The failure to comply with the terms and conditions of our contracts could result in, among other things, damages, fines, or other liabilities.

We expect to have a diverse customer base consisting of both private sector clients and public sector clients, including the U.S. government. Sales to our private sector clients are generally expected to be based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction-by-transaction basis. Sales to our public sector clients are generally expected to be derived from sales to federal, state, and local governmental departments and agencies through various contracts and programs, which may require compliance with regulations covering many areas of our operations, including, but not limited to, accounting practices, IP rights, information handling, and security. Noncompliance with contract terms, particularly with respect to highly regulated public sector clients, or with government procurement regulations could result in fines or penalties against us, termination of such contracts, or civil, criminal, and administrative liability to us. With respect to public sector clients, the government’s remedies may also include suspension or debarment from future government business. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position, and results of operations.

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

We have filed several patent applications that are in various stages of progress. Some applications have issued, but there can be no assurance that all of the applications will be issued. The enforceability of any patents, trademarks, copyrights, software licenses and other IP we own or may own may be uncertain in certain circumstances. Effective IP protection may be unavailable, limited or not applied for in the U.S. and internationally. The various laws and regulations governing registered and unregistered IP assets, patents, trade secrets, trademarks, mask works and copyrights to protect products and technologies are subject to legislative and regulatory change and interpretation by courts. With respect to our IP generally, we cannot assure you that:

●	any of the U.S. or foreign patents and pending patent applications that we may employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned, or licensed to others;

●	any of our pending or future patent applications will be issued, have the coverage originally sought or be enforceable against third-party infringers;

●	any of the trademarks, copyrights, trade secrets, know-how or mask works that we employ or will employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned, or licensed to others; or

●	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

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

We may, from time to time, be subject to claims that we may be infringing third-party intellectual property (“IP”) rights. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third-party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

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

We are currently a “smaller reporting company,” which allows us to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and registration statements. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We will remain exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act until we no longer qualify as a smaller reporting company or an emerging growth company. Depending on when our filer status changes and we lose our ability to rely on the exemption from Section 404(b), we may not have procedures and systems in place to immediately comply with its requirements.

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.

Our management identified a material weakness in our internal control over financial reporting as of June 30, 2026, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2026. Management concluded that there was a material weakness in our internal controls because there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions. As of August 4, 2025, we hired a full-time Chief Financial Officer, who we believe will help remediate the identified material weakness, and added accounting personnel in August 2026. However, we cannot assure you that the measures we have taken, or will take in the future, will be sufficient to remediate the material weakness or prevent additional material weaknesses from arising. We are implementing a remediation plan, which includes enhancing our technical accounting resources and internal control procedures, but we cannot provide assurance as to when remediation will be complete or that additional material weaknesses will not be identified.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to (1) remediate the significant deficiencies identified in our internal control over financial reporting, (2) maintain the adequacy of internal control over our financial reporting with regard to our financial condition and results of operations, or (3) remediate the material weakness identified in our internal controls over financial reporting, we probably will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes Oxley, as such standards are modified, supplemented or amended from time to time. Also, such ineffective controls could impair our ability to report quarterly and annual financial results, or other information required to be disclosed, in a timely and accurate manner and could cause our financial reporting to be unreliable, leading to misinformation being disseminated to the public. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. These failures could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we are a public company. This would leave us without the ability to reliably assimilate and compile financial information about us and significantly impair our ability to prevent errors and detect fraud, all of which would have a negative impact on us from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Our officers, directors, and significant stockholders own a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Collectively, our officers and directors own an aggregate of 2,593,010 shares of our common stock, or approximately 13.3% of our outstanding voting securities as of June 30, 2026. We also have two stockholders who own over 5% of our common stock on an individual basis. As a result, such persons may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. Such persons are expected to have significant influence over a decision to enter into any corporate transaction. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their Common Stock.

In addition, our board of directors is divided into three classes, each of which generally serves for a term of three years, with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election, and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

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

Provisions in our certificate of incorporation, bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities and the division of our board of directors into three classes, serving staggered terms of three years each.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We have adopted exclusive forum bylaws for certain matters, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our bylaws will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Our bylaws will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The market price and trading volume of our common stock may be volatile.

The quotation systems and stock exchanges, including Nasdaq, on which our common stock is quoted, have from time to time experienced significant price and volume fluctuations. Even if our common stock is quoted on the Nasdaq, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity, or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or the semiconductor and sensors industries generally;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential, or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies, and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

We are an emerging growth company and a smaller reporting company, and certain reduced reporting and disclosure requirements could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of our fiscal year ending June 30, 2027.

We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we have relied on any of these exemptions, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

As discussed above, we are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for as long as we qualify.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of cybersecurity to our business and maintain processes and safeguards designed to protect our information systems, confidential information and intellectual property from cybersecurity threats. Our cybersecurity practices are designed to be appropriate for our size, stage of development and operations and continue to evolve as our business and cybersecurity risks develop.

During fiscal 2026, we outsourced substantially all of our information technology function to a third-party information technology services provider with dedicated cybersecurity expertise. Our service provider assists us in managing, maintaining and securing our information technology environment and in identifying and addressing cybersecurity threats and vulnerabilities.

Our cybersecurity measures include anti-malware protection, endpoint detection and response security solutions, vulnerability scanning, patch management, data backup and recovery procedures, security-awareness training and phishing testing. We also consider cybersecurity risks, as appropriate, when selecting and engaging third-party vendors and service providers.

We consider cybersecurity risk as part of our broader assessment of risks to the business. We may engage our information technology services provider or other outside advisors to assist us in assessing or responding to cybersecurity risks. Given our size and stage of development, we have not adopted a formal cybersecurity risk management framework, such as the National Institute of Standards and Technology Cybersecurity Framework, or established a separate internal cybersecurity function.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, cybersecurity threats continue to evolve, and we cannot provide assurance that cybersecurity risks or incidents will not materially affect us in the future. See “Item 1A. Risk Factors” for additional information regarding cybersecurity and information technology risks.

Cybersecurity Governance

Our Board of Directors oversees the principal risks facing the Company as part of its general risk oversight responsibilities. The Audit Committee assists the Board in overseeing financial reporting, internal control and other risk management matters within the scope of its responsibilities.

Given the nature of our current operations and our experience to date, we have not assigned the Board any additional duties specifically related to cybersecurity oversight or designated the Audit Committee or any other Board committee as having specific responsibility for cybersecurity risks. Cybersecurity and information technology matters may be discussed with the Board or Audit Committee as part of their broader consideration of risks facing the Company or when management determines that a matter warrants their attention.

Our Chief Executive Officer has primary management responsibility for oversight of our information technology environment and cybersecurity risk management processes, including our relationship with our third-party information technology services provider. Our service provider has personnel with cybersecurity expertise who assist management in monitoring and addressing cybersecurity threats and vulnerabilities.

If a significant cybersecurity incident were identified, management, with assistance from our service provider and other advisors as appropriate, would assess its nature, scope and potential impact, inform the Board and, as appropriate, the Audit Committee of significant matters, and evaluate whether disclosure is required under applicable securities laws and regulations.

Item 2. Properties.

We lease our corporate headquarters in Goleta, California, Our principal R&D and manufacturing facility is approximately 9,000 square feet and includes a cleanroom and equipment used for epitaxy wafer production, process development, prototyping, wafer-scale testing, and validation. The lease is scheduled to expire in March 2031 and includes a 60-month extension option. We also lease approximately 2,400 square feet of additional office space near our headquarters.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time to time, we anticipate that we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome adverse to us, our financial position and prospects could be harmed. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol of “ALMU.”

As of September 11, 2026, there were 31 registered holders of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

Between April 13 and June 18, 2026, warrants to purchase an aggregate of 313,901 shares of common stock were exercised, primarily through cashless exercises, resulting in the issuance of an aggregate of 288,050 shares of common stock and $18 thousand in cash proceeds. The shares were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the shares issued were registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements.

We did not sell any other equity securities that were not registered under the Securities Act during the quarter ended June 30, 2026, that were not otherwise disclosed in our Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other securities during the quarter ended June 30, 2026.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The forward-looking statements include statements that reflect management’s good faith beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our future development plans, capital resources and requirements, results of operations, and future business performance. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including those identified in Part I, Item 1A, of this report.

Overview

Our business commenced operations in 2021 and our operations remain in the development stage. To date, our activities have been primarily concentrated on product design, engineering validation, prototyping, and establishing manufacturing and supply chain relationships. We have not yet generated significant revenues from commercial product sales and continue to devote substantial resources to R&D, product qualification, and market readiness.

We have raised approximately $60 million through public offerings from March 2025 to date. We have also established an at-the-market offering program to sell up to $50 million of common stock, pursuant to which we have $29.3 million in remaining capacity. The proceeds of these offerings have been used primarily to fund R&D efforts, expand engineering capabilities, and support general corporate operations. The proceeds from the completed offerings have provided near-term capital to support our operations and ongoing development efforts. However, we continue to face risks typical of development stage companies including, but not limited to, operational and financial challenges, uncertainty in product development, and product-market fit.

As of June 30, 2026, the proceeds from these offerings continued to support our working capital, operations, and planned business development activities. Management continues to monitor capital market conditions and may consider other future financing if needed.

Recent Government Customer Contracts

During the fiscal year ended June 30, 2026, we entered into six new government customer contracts, including with NASA, the State University of New York, and the Office of the Secretary of Defense. We also continued to perform under existing customer contracts, including contracts with the U.S. Navy and U.S. Defense Advanced Research Projects Agency, which contributed significantly to our revenue during the year.

Also, as previously announced, we have signed a letter of intent for up to $30 million of proposed funding under the CHIPS Act, which is administered by the U.S. Department of Commerce. The award would support R&D of our scalable, non-InP semiconductor manufacturing platform for photonics, an important technology for the U.S. economy and national security.

The award remains subject to the completion of further due diligence, required approvals, including internal approvals of the U.S. Government, and the parties’ negotiation and execution of definitive award documents. The letter of intent contemplates a portion of the award being funded up front and the remainder funded on a milestone-based award structure tied to eligible project costs and technical progress. In connection with executing final award documents, We would issue equity securities to the U.S. Department of Commerce with an aggregate value equal to the award amount.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2026, as compared to the same period of 2025, were as follows ($ in thousands):

	Year Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$4,461	$4,665	$(204)	-4%
Operating expenses	14,647	6,807	7,840	115%
Other income (expense)	1,027	(880)	1,907	-217%
Loss before income tax expense	(9,159)	(3,022)	(6,137)	203%
Income tax expense	-	-	-	-
Net loss	$(9,159)	$(3,022)	$(6,137)	203%

Revenue

Revenue decreased $204 thousand to $4.5 million, of which $4.3 million was derived from government contracts and $183 thousand from other products and services for the fiscal year ended June 30, 2026. Revenue was $4.7 million, of which $4.4 million was derived from government contracts and $266 thousand from other products and services, for the same period of 2025.

Operating expenses

Operating expenses increased $7.8 million, or 115%, to $14.6 million for the fiscal year ended June 30, 2026, compared to $6.8 million for the same period in 2025. The increase was primarily driven by an increase in material purchases to support the delivery of our products and services associated with revenue, as well as higher compensation and related costs, including salaries, stock-based compensation and employee benefits driven by new employees hired to support the expansion of the business and scaling of operations.

Other (income) expense

Other income of $1.0 million for the fiscal year ended June 30, 2026 consisted of interest income, compared to other expense of $880 thousand for the same period of 2025, comprised of amortization of discount on convertible notes of ($715) thousand and changes in fair value of derivative liabilities of ($278) thousand, and interest income of $113 thousand.

Income tax expense

No income tax expense was recorded for the fiscal years ended June 30, 2026 and 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents, and a certificate of deposit totaling $56.0 million, compared to $15.7 million as of June 30, 2025. The increase in cash was primarily attributable to net proceeds from the public offerings, totaling $43.5 million. These funds are primarily held in cash on deposit and money market funds that invest 100% of their assets in short-term U.S. Treasury obligations.

Prior to the public offerings, our operations were primarily financed through the issuance of convertible notes and sales of common stock in private placement transactions. We intend to continue to use the net proceeds from the offerings to support operational growth, invest in product development, and fund working capital and general corporate purposes.

On March 20, 2026, we entered into a Sales Agreement under which we may, from time to time, offer and sell shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $50.0 million, through the ATM program. During May and June 2026, we sold 830,484 shares of our common stock under the ATM program, resulting in net proceeds of $20.1 million, after deducting commissions and other offering expenses.

We continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of June 30, 2026, we had net working capital, defined as total current assets less total current liabilities, of $55.4 million, compared to $16.6 million at June 30, 2025. The increase was primarily driven by a $40.0 million increase in current assets, which rose to $57.3 million from $17.3 million over the same period, largely due to a $40.3 million increase in cash and cash equivalents, including the certificate of deposit balance at June 30, 2025. Current liabilities totaled $1.9 million and $705 thousand as of June 30, 2026 and 2025, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to raise additional funds pursuant to the ATM program will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Year Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(3,266)	$(1,148)	$(2,118)	184%
Investing activities	(646)	(161)	(485)	301%
Financing activities	44,178	15,758	28,420	180%
Increase in cash and cash equivalents, and certificate of deposit	$40,266	$14,449	$25,817	179%

Net cash used in our operating activities was $3.3 million and $1.1 million for the fiscal year ended June 30, 2026 and 2025, respectively. For the fiscal year ended June 30, 2026, the net cash used in operating activities primarily resulted from a net loss of $9.2 million and an increase in prepaids and other current assets of $332 thousand, primarily offset by non-cash stock-based compensation expense of $4.5 million, an increase in accrued expenses and other current liabilities of $660 thousand and an increase in accounts receivable of $622 thousand. For the fiscal year ended June 30, 2025, the net cash used in operating activities primarily resulted from a net loss of $3.0 million and decreases in accounts receivable of $902 thousand and prepaid and other current assets of $611 thousand, primarily offset by non-cash stock-based compensation expense of $1.8 million and non-cash amortization of discount on convertible notes of $715 thousand.

Net cash used in our investing activities totaled $646 thousand and $161 thousand for the fiscal year ended June 30, 2026 and 2025, respectively. These investing activities primarily consisted of purchases of equipment.

Net cash provided by our financing activities was $44.2 million for the fiscal year ended June 30, 2026, compared to $15.8 million for the same period in 2025. For the fiscal year ended June 30, 2026, we received $43.5 million, net of offering costs, from the public offering, $708 thousand from the exercise of stock warrants, and $104 thousand from the exercise of stock options. We received $12.6 million from the Offering, $3.1 million from the issuance of convertible notes, and $25 thousand from the exercise of stock options for the fiscal year ended June 30, 2025.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Our significant accounting policies and estimates are discussed in Note 2 to the Consolidated Financial Statements “Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As both an emerging growth company and a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aeluma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aeluma, Inc. and Subsidiary (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021

Encino, California

September 16, 2026

Aeluma, Inc. and Subsidiary

Consolidated Balance Sheets

($ in thousands, except per share data)

	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$56,006	$3,628
Certificate of deposit	-	12,112
Accounts receivable	340	962
Prepaids and other current assets	965	633
Total current assets	57,311	17,335
Property and equipment:
Equipment	2,338	1,692
Leasehold improvements	547	547
Accumulated depreciation	(1,469)	(1,021)
Property and equipment, net	1,416	1,218
Right of use asset - operating	1,916	836
Other assets	21	17
Total assets	$60,664	$19,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$341	$361
Accrued expenses and other current liabilities	1,369	206
Lease liability – operating, current portion	180	138
Total current liabilities	1,890	705
Lease liability - operating, long-term portion	1,842	803
Total liabilities	3,732	1,508
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at June 30, 2026 and 2025	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 19,257,755 and 15,864,360 shares issued and outstanding at June 30, 2026 and 2025, respectively	2	2
Additional paid-in capital	82,735	34,542
Accumulated deficit	(25,805)	(16,646)
Total stockholders’ equity	56,932	17,898
Total liabilities and stockholders’ equity	$60,664	$19,406

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year Ended June 30,
	2026	2025
Revenue	$4,461	$4,665
Operating expenses:
Cost of revenue	2,889	1,884
Research and development	4,668	1,295
General and administrative	7,090	3,628
Total operating expenses	14,647	6,807
Loss from operations	(10,186)	(2,142)
Other income (expense):
Interest income	1,027	113
Amortization of discount on convertible notes	-	(715)
Changes in fair value of derivative liabilities	-	(278)
Total other income (expense), net	1,027	(880)
Loss before income tax expense	(9,159)	(3,022)
Income tax expense	-	-
Net loss	$(9,159)	$(3,022)
Net loss per share - basic and diluted	$(0.52)	$(0.23)
Weighted average common shares outstanding - basic and diluted	17,665,755	13,168,345

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

($ in thousands)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, July 1, 2024	12,178,424	$1	$15,899	$(13,624)	$2,276
Issuance of common stock, net of offering costs	2,628,571	1	12,587	-	12,588
Conversion of convertible notes	898,573	-	1,667	-	1,667
Conversion of derivative liabilities	-	-	2,471	-	2,471
Stock options exercised	150,758	-	25	-	25
Stock warrants exercised	8,034	-	-	-	-
Stock-based compensation	-	-	1,893	-	1,893
Net loss	-	-	-	(3,022)	(3,022)
Balance, June 30, 2025	15,864,360	$2	$34,542	$(16,646)	$17,898
Issuance of common stock, net of offering costs	2,785,484	-	43,478	-	43,478
Restricted stock units vested, net of shares surrendered for tax withholding	38,530	-	(61)	-	(61)
Stock options exercised, net of shares surrendered for tax withholding	141,787	-	53	-	53
Stock warrants exercised	427,594	-	708	-	708
Stock-based compensation	-	-	4,015	-	4,015
Net loss	-	-	-	(9,159)	(9,159)
Balance, June 30, 2026	19,257,755	$2	$82,735	$(25,805)	$56,932

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended June 30,
	2026	2025
Operating activities:
Net loss	$(9,159)	$(3,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	-	20
Stock-based compensation expense	4,519	1,893
Depreciation and amortization expense	451	415
Amortization of discount on convertible notes	-	715
Changes in fair value of derivative liabilities	-	278
Changes in operating assets and liabilities:
Accounts receivable	622	(902)
Prepaids and other current assets	(332)	(611)
Other assets	(7)	-
Accounts payable	(20)	44
Accrued expenses and other current liabilities	660	22
Net cash used in operating activities	(3,266)	(1,148)
Investing activities:
Purchase of equipment	(646)	(161)
Net cash used in investing activities	(646)	(161)
Financing activities:
Proceeds from stock option exercise	104	25
Proceeds from stock warrant exercise	708	-
Proceeds from convertible notes issuance	-	3,145
Proceeds from public offerings, net of offering costs	43,478	12,588
Payment for taxes related to net share settlement of stock options and restricted stock units	(112)	-
Net cash provided by financing activities	44,178	15,758
Net change in cash and cash equivalents, and certificate of deposit	40,266	14,449
Cash and cash equivalents, and certificate of deposit, beginning of period	15,740	1,291
Cash and cash equivalents, and certificate of deposit, end of period	$56,006	$15,740

Supplemental non-cash disclosures:
Right of use asset - operating obtained in exchange for lease liability -operating	$1,014	$-
Conversion of convertible notes to stockholders’ equity	-	1,667
Conversion of derivative liabilities to stockholders’ equity	-	2,471

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1 – The Company

Throughout these notes, “the Company,” “Aeluma,” “we,” “us,” “its,” and “our” refer to Aeluma, Inc. and our wholly owned subsidiary Aeluma Operating Co. (“Subsidiary”).

Aeluma develops high-performance photonic and electronic technologies for communications and sensing in telecom, artificial intelligence (“AI”) datacom, mobile, defense and aerospace, robotics, automotive, augmented reality/virtual reality (“AR/VR”), and quantum applications. The Company’s proprietary platform combines compound semiconductor materials with large-diameter substrates to leverage manufacturing infrastructure used in high-volume microelectronics. Aeluma’s technology and product development activities have focused on photodetectors, photodetector arrays, lasers, optical amplifiers, and other technologies. The Company’s photodetectors and photodetector arrays can detect near infrared (“NIR”) and shortwave infrared (“SWIR”) light. Its lasers and optical amplifiers are primarily based on quantum dot technology. Aeluma’s platform may also be applied to other photonic and electronic devices including transistors and solar cells.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions are eliminated in consolidation. There were no significant intercompany balances or transactions during the fiscal years ended June 30, 2026 and 2025. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity.

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

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid investments with original maturity of three months or less to be cash and cash equivalents. As of June 30, 2026, cash and cash equivalents consisted of cash on deposit and an investment in money market funds. The Company’s investment in money market funds is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets. The fund invests 100% of its assets in short-term U.S. Treasury obligations and has no minimum holding periods or redemption gates.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as one single operating and reportable segment at the consolidated level. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss for purposes of assessing performance and allocating resources. The CODM reviews consolidated financial information, including revenues and expenses as presented in the consolidated statements of operations. No additional measures of segment profit or loss are used by the CODM. Because the Company operates as a single reportable segment, all financial information disclosed herein represents the results of the Company’s single reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Property and Equipment

Property, equipment, and leasehold improvements are reported at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from three to seven years for property and equipment. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvements. Repairs and maintenance to these assets are charged to expenses as incurred; major improvements enhancing the function and/or the asset’s useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gains or losses arising from such transactions are recognized.

Leases

The Company determines whether an arrangement contains a lease at inception. Operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate at the lease commencement date. The Company includes lease extension and termination options in the lease term when it is reasonably certain, based on consideration of relevant economic factors, that such options will be exercised.

The Company elected the short-term lease exemption for leases with an initial term of 12 months or less and, accordingly, does not recognize ROU assets or lease liabilities for such leases. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. Leases with a term of one month or less are not included in the Company’s lease disclosures.

Operating lease expense, including amortization of ROU assets and interest accretion on lease liabilities, is recognized on a straight-line basis over the lease term and included in lease expense in the consolidated statements of operations.

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

Revenue Recognition

The Company follows a five-step approach for recognizing revenue: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Revenue is recognized when control of the promised goods or services is transferred to the customer. For performance obligations that are satisfied at a single point in time, the Company recognizes revenue at the point when control transfers, which is typically upon delivery, customer acceptance, or another specified milestone defined in the contract. For performance obligations satisfied over time, revenue is recognized as progress is made toward completion, using a measure that best depicts the transfer of control to the customer. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expenses. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year. The Company currently draws revenue from two primary sources:

●	Commercial product and service contracts: Revenue is currently generated from multiple customers for Research and Development (“R&D”)-related services and small-volume orders.

●	Government contracts: Revenue is principally generated from R&D contracts with agencies of the U.S. government or with prime contractors. These contracts may include cost-reimbursement or fixed-price terms.

The Company capitalizes certain incremental costs incurred to obtain or fulfill a contract when such costs are expected to be recoverable in accordance with ASC 340, Other Assets and Deferred Costs. Prepaid costs, such as advance payments to vendors or subcontractors directly related to a customer contract, are recorded as assets and subsequently expensed consistent with the transfer of goods or services to the customer.

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

For the fiscal year ended June 30, 2026, the Company was awarded six government contracts of $5.3 million for the provision of services and delivery of materials. The awards are either firm-fixed-price contracts, where payments are made upon completion of specified performance milestones, or cost-reimbursement contracts, where allowable costs are reimbursed with an additional fee. For the fiscal year ended June 30, 2025, the Company was awarded six government contracts totaling $13.8 million. Revenue associated with these contracts is recognized as the related performance obligations are satisfied, including upon the achievement of specified performance milestones, as applicable, in accordance with the Company’s revenue recognition policy.

As of June 30, 2026, total remaining performance obligations under all obligated government contracts amounted to approximately $5.4 million with an additional $5.7 million of continent obligations.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of shares underlying stock options, RSUs, and warrants, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the fiscal year ended June 30, 2026, 1,772,828 shares underlying stock options, 216,291 shares underlying RSUs and 80,507 shares underlying warrants were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

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

The Company files tax returns in the U.S. federal jurisdiction and the state of California. The Company’s federal and state return forms are subject to review by the taxing authorities. The Company is not currently under examination by any taxing authority, nor has it been notified of an impending examination.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC up to federally insured limits.

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the fiscal year ended June 30, 2026, 59% and 14% of the Company’s revenue was derived from two customers and, for the fiscal year ended June 30, 2025, 71% of the Company’s revenue was derived from one customer. All customers have been government agencies. As of June 30, 2026, 100% of the Company’s accounts receivable balance was attributable to four customers, including government agencies. As of June 30, 2025, all of the Company’s accounts receivable balance was attributable to one government agency.

New Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures. The amendments in this guidance must be applied prospectively, with the option to apply retrospectively. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in fiscal year 2026 and the adoption did not have a material impact on the Company’s financial position, results of operations, or related disclosures, as the Company remains in a cumulative loss position.

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

Note 3 – Convertible Notes

During August 2024, the Company issued convertible promissory notes in the aggregate principal amount of $3.1 million to 10 accredited investors, pursuant to a private note financing. The Notes were set to mature in June 2026 and did not carry any interest. The Notes were convertible into shares of the Company’s common stock upon the occurrence of certain events. On March 25, 2025, the Company determined that a conversion event had occurred, and the Notes were converted at $3.50 per share, resulting in the issuance of an aggregate of 898,573 shares of common stock in exchange for $3.1 million in outstanding principal amount of Notes. Following the conversion, the Company has no further obligations under the converted Notes. The shares issued upon conversion are subject to piggyback registration rights previously granted to the investors.

For the fiscal year ended June 30, 2025, the Company recorded amortization of discount on convertible notes of $715 thousand. The carrying amount of convertible notes, totaling $1.7 million, including unamortized debt discount of $1.5 million, was reclassed to equity during the quarter ended March 31, 2025.

Note 4 – Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of shares of capital stock. The total number of shares that this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued or outstanding as of June 30, 2026.

Registration Rights Agreement

The Company is party to a registration rights agreement pursuant to which it has filed a registration statement on Form S-1 with the SEC, which was declared effective on March 26, 2025 and converted into a Form S-3 pursuant to a post-effective amendment effective February 6, 2026. The agreement provides for certain liquidated damages upon the occurrence of certain events restricting the holder’s ability to trade the common stock as result of the Company’s failure to maintain their registration for resale or trading suspensions or halts. The liquidated damages are capped at eight percent of the shares covered by the registration rights agreement. The registration statement initially covered the resale of 11,010,002 shares. The Company expects to continue to satisfy its obligations under the registration rights agreement and does not expect to pay any damages pursuant to this agreement. Therefore, no liability has been recorded.

Public Offerings of Common Stock

In March 2025, the Company sold an aggregate of 2,628,571 shares of its common stock in an underwritten public offering for gross proceeds of $13.8 million, resulting in net proceeds of $12.6 million after underwriting discounts, commissions, and offering expenses. The Company issued to the underwriter warrants to purchase up to 131,427 shares which are exercisable for a per share price of $6.04 through March 2035. See Note 7 - Warrants.

On September 19, 2025, the Company sold 1,955,000 shares of its common stock in an underwritten public offering for gross proceeds of $25.4 million, resulting in net proceeds of $23.4 million after underwriting discounts, commissions, and offering expenses.

On March 20, 2026, the Company entered into a sales agreement, pursuant to which the Company may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, through an “at-the-market” offering program (the “ATM Program”). During May and June 2026, the Company sold 830,484 shares of its common stock under the ATM program for gross proceeds of $20.7 million, resulting in net proceeds of $20.1 million, after deducting commissions and other offering expenses. Any shares of common stock offered and sold under the agreement are issued pursuant to the Company’s effective shelf registration statement on Form S-3.

Note 5 – Stock-Based Compensation

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the issuance of shares of common stock pursuant to awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The number of shares reserved for issuance under the 2021 Plan is eligible to increase automatically on January 1 of each year through 2031 by an additional number of shares equal to the lesser of (x) 5% of the outstanding number of shares of the Company’s common stock (on a fully diluted basis) on the immediately preceding December 31, and (y) such lower number as may be determined by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2026, a total of 1,989,119 shares were subject to outstanding awards under the 2021 Plan and 1,727,085 shares remained available for issuance pursuant to future awards.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture.

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

For the fiscal year ended June 30, 2025, $20 thousand was recognized as consulting expense in the consolidated statements of operations. All related shares had vested and the associated expense was fully amortized as of June 30, 2026. Accordingly, as of June 30, 2026, there was no deferred compensation remaining in the consolidated balance sheets.

Restricted Stock Units

RSUs are rights to acquire shares of the Company’s common stock that vest and settle in accordance with terms and conditions established by the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and any forms of agreement approved by the administrator of the 2021 Plan.

For the fiscal year ended June 30, 2026, the Company granted RSUs to employees, consultants and members of the Company’s board of directors representing rights to acquire up to 338,711 shares of common stock. The RSUs are scheduled to vest over varying periods of up to four years. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

The following is a schedule summarizing RSU activity for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Beginning balance, July 1, 2025	-	$-
Granted	338,711	16.64
Vested	(42,420)	14.48
Canceled	(80,000)	15.06
Ending balance, June 30, 2026	216,291	$17.64

Stock Options

During the fiscal year ended June 30, 2026, the Company granted employees options to purchase 566,553 shares of common stock. These options have exercise prices ranging from $12.20 to $21.63, expire on the tenth anniversary of their respective grant dates, and vest over a 48-month period. The right to exercise vested employee stock options is contingent upon the optionee’s continued service with the Company through each applicable vesting date. In September 2025, the Company granted to a member of its board of directors options to purchase 3,653 shares of common stock at an exercise price of $18.27, which vested after two months of service.

For the fiscal year ended June 30, 2025, the Company granted stock options of 78,000 and 723,354 to consultants, and employees and members of the Company’s board of directors, respectively. The stock options granted to consultants expire in 10 years, have exercise prices ranging from $2.97 to $3.51 and vest in six months to 2 years. Stock options granted to employees and members of the Company’s board of directors expire in 10 years, have exercise prices ranging from $5.93 to $18.99, and vest in one month to forty-eight months.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Year Ended June 30,
	2026	2025
Weighted average fair value	$14.60	$6.53
Expected volatility	101.4% - 119.2%	113.9% - 138.3%
Expected term	5.0 years – 7.4 years	0.9 years - 6.1 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.69% - 4.07%	3.87% - 4.65%

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2024	953,821	$2.45	$1,087
Granted	801,354	8.08
Exercised	(267,957)	2.28
Reversal of expired/forfeited	83,457	2.89
Outstanding at June 30, 2025	1,570,675	$5.33	$17,410
Exercisable at June 30, 2025	837,754	$3.65	$10,656

Outstanding at July 1, 2025	1,570,675	$5.33	$17,410
Granted	570,206	17.22
Exercised	(172,436)	3.76
Expired/forfeited	(195,617)	13.35
Outstanding at June 30, 2026	1,772,828	$8.40	$24,254
Exercisable at June 30, 2026	1,060,907	$4.86	$18,272

(1)	Represents the excess of the fair value on the last day of the period (which was $22.08 and $16.37 as of June 30, 2026 and 2025, respectively) over the exercise price, multiplied by the number of options.

For the fiscal year ended June 30, 2026 and 2025, stock-based compensation expenses for stock options and RSUs were $4.5 million and $1.9 million, respectively. Unrecognized stock-based compensation expense was $10.6 million, and the average expected recognition period was 1.7 years as of June 30, 2026.

Note 6 – Operating Leases

The Company entered into an amendment dated November 20, 2025, which modified its existing lease originally executed on February 22, 2021, for a facility in Goleta, California, reflecting the exercise of one of the two original sixty-month extension options and extending the lease term for an additional five years from April 1, 2026 through March 31, 2031. On April 1, 2026, the Company concluded that exercise of the second of the two available lease extension options was reasonably certain. Accordingly, the Company remeasured the related ROU assets and lease liability, and recognized the net present value of the additional lease payments, resulting in an increase of $739 thousand to the ROU asset and $839 thousand to the lease liability as of April 1, 2026, with the difference from prior amortization absorbed into the ROU asset.

The Company is a party to a 5-year operating lease for an office in Goleta, California through September 21, 2030, with total lease payments of $303 thousand. The Company recorded the net present value of $274 thousand for both the ROU asset and lease liability on September 5, 2025.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2026 ($ in thousands):

Years ending June 30,
2027	$259
2028	266
2029	238
2030	280
2031	237
Thereafter	1,167
Total	2,447
Less: interest	(425)
Total lease liability - operating	2,022
Less: lease liability - operating, current portion	180
Lease liability - operating, long-term portion	$1,842

The weighted average remaining lease term and the discount rate for the lease at June 30, 2026 are 9.1 years and 3.99%, respectively. The total lease expenses were $230 thousand and $168 thousand for the fiscal year ended June 30, 2026 and 2025, respectively. The variable costs for common area operating expenses and electricity were $332 thousand and $231 thousand for the fiscal year ended June 30, 2026 and 2025, respectively.

Note 7 – Warrants

All of the Company’s outstanding warrants to purchase common stock are exercisable at any time prior to their expiration dates and include a provision that allows for cashless exercise at the time of exercise. Under the cashless exercise provision, the holder may elect to receive a reduced number of shares of common stock determined according to a formula based on the fair market value of the Company’s common stock at the time of exercise, rather than paying the exercise price in cash. For the fiscal year ended June 30, 2026, warrants to purchase 462,381 shares were exercised, resulting in the issuance of 427,594 shares of common stock.

The following warrants to purchase common stock were outstanding as of June 30, 2026:

Number of Shares	Exercise Price	Expiration Date
805	$2.00	July 1, 2026
26,762	3.00	December 22, 2027
4,542	3.00	January 10, 2028
6,660	3.00	March 31, 2028
41,738	3.00	March 10, 2028
80,507

Note 8 – Income Taxes

The Company reported a pre-tax loss of $9.2 million and $3.0 million for the years ended June 30, 2026 and 2025, respectively.

There is no federal or state provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. Deferred income taxes reflect the net tax effects primarily of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2026, the Company has approximately $17.7 million in federal and $19.0 million of state net operating loss carryforwards available to offset future taxable income.

Deferred tax assets are measured using the applicable combined federal and state statutory income tax rates expected to apply when the related temporary differences reverse. For federal income tax purposes, the U.S. statutory corporate income tax rate is 21%, as established by the Tax Cuts and Jobs Act of 2017. The applicable California state income tax rate, net of the federal tax benefit, is approximately 7%, resulting in a combined statutory tax rate of approximately 28%. The tax effect of deferred tax assets and liabilities at this combined statutory rate is offset by changes in the valuation allowance recorded against deferred tax assets, as applicable.

Note 9 – Subsequent Event

Subsequent to June 30, 2026, on August 24, 2026, the Company amended its existing lease agreement to expand the leased premises at 150 Catilian Dr., Goleta CA, 93117 by approximately 3,400 square feet. The additional space is expected to be available for use beginning October 1, 2026. The lease amendment will result in additional lease payments of approximately $437 thousand over the lease term of 60 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2026, concluded that our disclosure controls and procedures were not effective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using those criteria, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective as a result of the material weakness described below.

Material Weakness and Related Remediation Initiatives

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Based on the assessment using those criteria, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to an insufficient number of personnel with appropriate technical accounting personnel with the effective control disciplines and to evaluate, account for, and properly record certain non-routine and complex transactions.

Notwithstanding the material weakness described above, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management has initiated corrective actions and procedures to remediate the identified material weakness, including increasing accounting resources, enhancing the review and oversight of significant and non-routine transactions, and further developing and formalizing our internal control framework. During the fiscal year ended June 30, 2026, these efforts were further strengthened through the hiring of a full-time Chief Financial Officer to increase our accounting and financial reporting capabilities. As part of these efforts, we have engaged a third-party firm with expertise in internal controls and internal audit to assist management in assessing our control environment, documenting and enhancing our internal control over financial reporting, and supporting the design, implementation and testing of remediation activities. We intend for the third-party firm to also support our internal audit procedures, including testing the design and operating effectiveness of key controls.

Management continues to evaluate and enhance our processes and controls and expects to implement additional controls and procedures as appropriate. The material weakness will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that such controls are operating effectively. As we continue to expand our accounting team, establish more mature processes, and gain additional operating experience, management expects our internal control environment to continue to improve and anticipates that these initiatives will be implemented.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Related Disclosure

On May 23, 2026, Jonathan Klamkin adopted a Rule 10b5-1 trading arrangement that provides for the sale of up to 300,000 shares of the Company’s common stock, subject to the price conditions and formulas specified in the trading arrangement. The term of the trading arrangement expires upon the earlier of the date all shares have been sold pursuant to the trading arrangement and May 31, 2027. Mr. Klamkin is our President and Chief Executive Officer and Chairman of our Board of Directors.

Other than as disclosed above, during the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held within 120 days of June 30, 2026 (the “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance.

Information about our Executive Officers

The following provides information regarding our executive officers as of the date hereof:

Jonathan Klamkin, Ph.D., age 46, has served as our President and Chief Executive Officer and Chairman of our Board of Directors since the merger was completed in 2021. He has served as the Chief Executive Officer and a member of the Board of Directors of Biond Photonics, Inc. (now our wholly owned subsidiary, Aeluma Operating Co.) since its founding in 2019. He also has served as a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara, since 2015, where his group conducts pioneering research in integrated photonics and optoelectronics for communications and sensing applications. From 2001 to 2002, Dr. Klamkin was an employee with BinOptics Corp., a laser diode manufacturer later acquired by MACOM. He is the recipient of numerous awards including the NASA Young Faculty Award, the DARPA Young Faculty Award, and the DARPA Director’s Fellowship. He has published more than 200 papers, holds several patents, and has given more than 100 invited presentations to industry, government, and the academic community. Dr. Klamkin holds a Bachelor of Science in Electrical and Computer Engineering from Cornell University and a Master of Science in Electrical and Computer Engineering and a Ph.D. in Materials from the University of California, Santa Barbara.

Christopher Stewart, age 58, has served as our Chief Financial Officer since August 2025. From September 2023 to June 2025, he was the Chief Financial Officer for LeddarTech Holdings Inc., an AI-driven software company that he led through a transition into a publicly traded company. From 2020 to September 2023, he was the Chief Financial Officer of Bionano Genomics, Inc., a provider of genome analysis solutions. Mr. Stewart also previously held leadership roles at Maxwell Technologies (later acquired by Tesla), Entropic Communications (later acquired by Maxlinear), and Intel Corporation. Mr. Stewart holds a Bachelor of Science in Business Administration from the University of Southern California and a Master of Business Administration from Carnegie Mellon University.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all employees, directors, and officers, including the Chief Executive Officer and the Chief Financial Officer. The Code of Ethics is available in the “Investor Relations” section of our website at www.aeluma.com. We intend to disclose on our website any amendment to or waiver from any provision of the Code of Ethics that applies to our Chief Executive Officer or our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and that relates to any element of the Code of Ethics identified in Item 406(b) of Regulation S-K, as promulgated by the SEC. Such disclosure will be provided promptly following the date of the amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report or any other filing or document submitted to the SEC.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale or other dispositions of our securities by directors, officers and employees. The text of our Insider Trading Policy is filed as Exhibit 19 to this report.

The additional information required by this item is incorporated herein by reference to the sections labeled “Election of Directors,” “Corporate Governance,” “Security Holder Communications to the Board of Directors,” “Security Ownership Certain Beneficial Owners and Management” and, if any, under “Delinquent Section 16(a) Reports” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections labeled “Executive Compensation,” “Director Compensation,” and “Corporate Governance – Compensation Committee” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item relating to the security ownership of certain holders is incorporated herein by reference to the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections labeled “Corporate Governance” and “Certain Relationships and Related-Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the subsections labeled “Audit Fees” and “Audit Committee Pre-Approval” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, filed June 22, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 28, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed June 28, 2021)
4.1	Description of Securities (incorporated by reference to Annual Report on Form 10-K for the period ended June 30, 2023)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 28, 2021)
10.1	Form of Post-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 28, 2021)
10.2	Registration Rights Agreement, dated June 22, 2021 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed June 28, 2021)
10.3+	2021 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed June 28, 2021)
10.4+	Form of Non-Qualified Option to Purchase Common Stock under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 26, 2025)
10.5+	Form of Restricted Stock Unit Award Agreement for Employees under 2021 Equity Incentive Plan
10.6+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under 2021 Equity Incentive Plan
10.7+	Form of Non-Qualified Stock Option Award Agreement for Employees under 2021 Equity Incentive Plan
10.8+	Form of Non-Qualified Stock Option Award Agreement for Directors and Consultants under 2021 Equity Incentive Plan
10.9	Employment Agreement dated August 4, 2025 with Christopher Stewart (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 8, 2025)
10.10	Sales Agreement dated as of March 20, 2026 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 20, 2026)
19.1	Insider Trading Policy
23.1	Consent of Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for period ended June 30, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management compensatory plan, contract, or arrangement.

*	Furnished and not filed for purposes of Section 18 of the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: September 16, 2026	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Jonathan Klamkin	President, Chief Executive Officer and Chairman	September 16, 2026
Jonathan Klamkin	(Principal Executive Officer)

/s/ Christopher Stewart	Chief Financial Officer	September 16, 2026
Christopher Stewart	(Principal Financial Officer and Accounting Officer)

*	Director	September 16, 2026
Steven DenBaars

*	Director	September 16, 2026
Craig Ensley

*	Director	September 16, 2026
John Paglia

*	Director	September 16, 2026
Michael J. Byron

*	The undersigned, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Jonathan Klamkin
Jonathan Klamkin
Attorney-In-Fact