Form 10-Q
period 2026-09-30
Aeluma, Inc.
filed 2026-11-12
CIK 1828805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 19,347,892 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except per share data)

	September 30, 2026 (unaudited)	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$53,875	$56,006
Accounts receivable	504	340
Prepaids and other current assets	716	965
Total current assets	55,095	57,311
Property and equipment:
Equipment	2,590	2,338
Leasehold improvements	547	547
Accumulated depreciation	(1,598)	(1,469)
Property and equipment, net	1,539	1,416
Right-of-use asset - operating	1,868	1,916
Other assets	21	21
Total assets	$58,523	$60,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$368	$341
Accrued expenses and other current liabilities	1,502	1,369
Lease liability – operating, current portion	183	180
Total current liabilities	2,053	1,890
Lease liability - operating, long-term portion	1,795	1,842
Total liabilities	3,848	3,732
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 authorized, and none issued and outstanding at September 30, 2026 and June 30, 2026	-	-
Common stock, $0.0001 par value: 50,000,000 shares authorized, and 19,342,392 and 19,257,755 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	2	2
Additional paid-in capital	84,234	82,735
Accumulated deficit	(29,561)	(25,805)
Total stockholders’ equity	54,675	56,932
Total liabilities and stockholders’ equity	$58,523	$60,664

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,
	2026	2025
Revenue	$568	$1,385
Operating expenses:
Cost of revenue	339	701
Research and development	2,525	606
General and administrative	1,952	1,686
Total operating expenses	4,816	2,993
Loss from operations	(4,248)	(1,608)
Other income:
Interest income	492	115
Total other income	492	115
Loss before income tax expense	(3,756)	(1,493)
Income tax expense	-	-
Net loss	$(3,756)	$(1,493)
Net loss per share – basic and diluted	$(0.19)	$(0.09)
Weighted average common shares outstanding – basic and diluted	19,270,622	16,141,153

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

For the Three Months Ended September 30, 2026 and 2025

($ in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2026	19,257,755	$2	$82,735	$(25,805)	$56,932
Restricted stock units vested, net of shares surrendered for tax withholding	50,592	-	(286)	-	(286)
Stock options exercised, net of shares surrendered for tax withholding	34,045	-	153	-	153
Stock-based compensation	-	-	1,632	-	1,632
Net loss	-	-	-	(3,756)	(3,756)
Balance, September 30, 2026	19,342,392	$2	$84,234	$(29,561)	$54,675

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2025	15,864,360	$2	$34,542	$(16,646)	$17,898
Issuance of common stock, net of offering costs	1,955,000	-	23,385	-	23,385
Restricted stock units vested, net of shares surrendered for tax withholding	2,903	-	-	-	-
Stock options exercised, net of shares surrendered for tax withholding	21,476	-	47	-	47
Stock warrants exercised	8,124	-	-	-	-
Stock-based compensation	-	-	1,056	-	1,056
Net loss	-	-	-	(1,493)	(1,493)
Balance, September 30, 2025	17,851,863	$2	$59,030	$(18,139)	$40,893

The accompanying notes are an integral part of these financial statements.

Aeluma, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(3,756)	$(1,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,376	1,056
Depreciation and amortization expense	130	102
Changes in operating assets and liabilities:
Accounts receivable	(164)	(286)
Prepaids and other current assets	249	(196)
Other assets	(1)	(8)
Accounts payable	27	(88)
Accrued expenses and other current liabilities	393	98
Net cash used in operating activities	(1,746)	(815)
Investing activities:
Purchase of equipment	(252)	(210)
Net cash used in investing activities	(252)	(210)
Financing activities:
Proceeds from stock option exercise	174	47
Proceeds from public offering, net of offering costs	-	23,385
Payment for taxes related to net share settlement of stock options and restricted stock units	(307)	-
Net cash provided by (used in) financing activities	(133)	23,432
Net change in cash and cash equivalents	(2,131)	22,407
Cash and cash equivalents, beginning of period	56,006	15,740
Cash and cash equivalents, end of period	$53,875	$38,147

Supplemental non-cash disclosures:
Right-of-use asset - operating obtained in exchange for lease liability - operating	$-	$274

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

The accompanying condensed consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions are eliminated in consolidation. There were no significant intercompany balances or transactions during the three months ended September 30, 2026 and 2025. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for the Company’s integrity and objectivity. This Quarterly Report on Form 10-Q for the period ended September 30, 2026, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by GAAP. The interim financial data are unaudited; however, in the opinion of Aeluma, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid investments with original maturity of three months or less to be cash and cash equivalents. As of September 30, 2026, cash and cash equivalents consisted of cash on deposit and an investment in money market funds. The Company’s investment in money market funds is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets. The fund invests 100% of its assets in short-term U.S. Treasury obligations and has no minimum holding periods or redemption gates.

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

Leases

The Company determines whether an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate at the lease commencement date. The Company includes lease extension and termination options in the lease term when it is reasonably certain, based on consideration of relevant economic factors, that such options will be exercised.

The Company elected the short-term lease exemption for leases with an initial term of 12 months or less and, accordingly, does not recognize ROU assets or lease liabilities for such leases. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. Leases with a term of one month or less are not included in the Company’s lease disclosures.

Operating lease expense, including amortization of ROU assets and interest accretion on lease liabilities, is recognized on a straight-line basis over the lease term and included in operating expenses in the condensed consolidated statements of operations.

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

For the three months ended September 30, 2026, no government contracts were awarded. For the three months ended September 30, 2025, the Company was awarded one government contract of $0.2 million for the provision of services and delivery of materials. This award is a firm-fixed-price contract, under which payments are made upon completion of specified performance milestones. Revenue associated with this contract will be recognized upon achievement of designated milestones.

As of September 30, 2026, total remaining performance obligations under all obligated government contracts amounted to approximately $4.9 million with an additional $5.7 million of contingent obligations.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of shares underlying stock options, RSUs, and warrants, are not reflected in diluted loss per share because such shares are anti–dilutive. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. For the three months ended September 30, 2026, 2,044,748 shares underlying stock options, 321,201 shares underlying RSUs and 79,702 shares underlying warrants were excluded from the calculation of diluted income per share as their inclusion would have been anti-dilutive.

Income Taxes

The Company is expected to have net operating loss carryforwards (“NOL”) that it can use to offset a certain amount of taxable income in the future. The amount of NOL carryforwards available to offset future taxable income is determined based on the Company’s taxable losses and is calculated annually. Accordingly, the total NOL carryforward balance is updated annually based on the Company’s tax position. The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of their realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the periods presented. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized, at which point such tax years are closed.

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

The Company manages its credit risk associated with exposure to its direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. The Company closely monitors the aging of accounts receivable from its direct customers. Significant customers are those that represent 10% or more of revenue or accounts receivable. For the three months ended September 30, 2026, 67%, 15% and 11% of the Company’s revenue was derived from three customers and, for the three months ended September 30, 2025, 65% and 17% of the Company’s revenue was derived from two customers. All customers have been government agencies. As of September 30, 2026, 100% of the Company’s accounts receivable balance was attributable to four government agencies. As of June 30, 2026, 100% of the Company’s accounts receivable balance was attributable to four customers, including government agencies.

New Accounting Pronouncements Adopted

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company adopted ASU 2025-09 during the quarter ended September 30, 2026 and the adoption did not have a material impact on the Company’s financial position, results of operations, or related disclosures.

Recent Accounting Pronouncements under Evaluation

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

Note 2 – Stockholders’ Equity

Authorized Shares

The Company’s certificate of incorporation authorizes the issuance of two classes of shares of capital stock. The total number of shares that this corporation is authorized to issue is 50,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock. No preferred shares were issued or outstanding as of September 30, 2026.

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

On March 20, 2026, the Company entered into a sales agreement, pursuant to which the Company may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, through an “at-the-market” offering program (the “ATM Program”). Any shares of common stock offered and sold under the agreement are issued pursuant to the Company’s effective shelf registration statement on Form S-3. During the three months ended September 30, 2026, the Company did not sell any shares of its common stock under the ATM program. As of September 30, 2026, the Company had utilized $20.7 million under the ATM Program, with $29.3 million remaining available for future issuance, subject to applicable registration and offering limitations.

Note 3 – Stock-Based Compensation

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides for the issuance of shares of common stock pursuant to awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The number of shares reserved for issuance under the 2021 Plan is eligible to increase automatically on January 1 of each year through 2031 by an additional number of shares equal to the lesser of (x) 5% of the outstanding number of shares of the Company’s common stock (on a fully diluted basis) on the immediately preceding December 31, and (y) such lower number as may be determined by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2026, a total of 2,365,949 shares were subject to outstanding awards under the 2021 Plan and 1,241,788 shares remained available for issuance pursuant to future awards.

Restricted Stock Units

RSUs are rights to acquire shares of the Company’s common stock that vest and settle in accordance with terms and conditions established by the Company’s 2021 Plan and any forms of agreement approved by the administrator of the 2021 Plan.

For the three months ended September 30, 2026, the Company granted RSUs to employees, representing rights to acquire up to 177,238 shares of common stock. Of the RSUs, 36,850 shares vested immediately upon grant and 140,388 shares are scheduled to vest over four years. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

For the three months ended September 30, 2025, the Company granted RSUs to employees, representing rights to acquire up to 76,403 shares of common stock. Of the RSUs, 2,903 shares vested immediately upon grant and 73,500 shares are subject to vest over four years. Each vesting installment is subject to the recipient’s continued service with the Company through the applicable vesting date.

The following is a schedule summarizing RSU activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning balance, July 1, 2026	216,291	$17.64
Granted	177,238	14.60
Vested	(72,328)	15.67
Canceled	-	-
Ending balance, September 30, 2026	321,201	$16.41

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning balance, July 1, 2025	-	-
Granted	76,403	20.34
Vested	(2,903)	17.14
Canceled	-	-
Ending balance, September 30, 2025	73,500	$20.46

Stock Options

For the three months ended September 30, 2026, the Company granted employees options to purchase 308,059 shares of common stock. These options have exercise prices ranging from $13.61 to $18.25, expire on the tenth anniversary of their respective grant dates, and vest over a 48-month period. The right to exercise vested employee stock options is contingent upon the optionee’s continued service with the Company through each applicable vesting date.

For the three months ended September 30, 2025, the Company granted options to purchase 154,253 shares and 3,653 shares of common stock to employees and a member of the Company’s Board of Directors, respectively. The stock options granted to employees have exercise prices ranging from $16.37 to $20.82, expire on the tenth anniversary of their respective grant dates, and vest over a 48-month period. The right to exercise vested employee stock options is contingent upon the optionee’s continued service with the Company through each applicable vesting date. The stock options granted to a member of the Company’s Board of Directors have an exercise price of $18.27, which vested after two months of service.

The Company estimates the fair value of each option granted using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options for the period presented:

	Three Months Ended September 30,
	2026	2025
Weighted-average fair value	$12.24	$16.72
Expected volatility	102.3% - 120.6%	104.4% - 104.6%
Expected term	6.1 years	5.0 years – 6.1 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.32% - 4.82%	3.69% - 4.07%

The following is a schedule summarizing stock option activities for the periods presented ($ in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2026	1,772,828	$8.40	$24,254
Granted	308,059	14.73
Exercised	(36,139)	5.10
Canceled	-	-
Outstanding at September 30, 2026	2,044,748	$9.41	$9,308
Exercisable at September 30, 2026	1,113,407	$5.49	$8,121

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at July 1, 2025	1,570,675	$5.33	$17,410
Granted	157,906	20.25
Exercised	(22,187)	2.74
Canceled	(2,117)	7.80
Outstanding at September 30, 2025	1,704,277	$6.74	$16,678
Exercisable at September 30, 2025	960,897	$4.11	$11,503

(1)	Represents the excess of the fair value on the last day of the period (which was $12.36 and $16.10 as of September 30, 2026 and 2025, respectively) over the exercise price, multiplied by the number of options.

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options and RSUs of $1.4 million in each period. Unrecognized stock-based compensation expense was $13.4 million, and the average expected recognition period was 3.2 years as of September 30, 2026.

Note 4 – Operating Lease

The Company entered into an amendment dated November 20, 2025, which modified its existing lease originally executed on February 22, 2021, for a facility in Goleta, California, reflecting the exercise of one of the two original sixty-month extension options and extending the lease term for an additional five years from April 1, 2026 through March 31, 2031. On April 1, 2026, the Company concluded that exercise of the second of the two available lease extension options was reasonably certain. Accordingly, the Company remeasured the related ROU assets and lease liability, and recognized the net present value of the additional lease payments, resulting in an increase of $0.8 million to the ROU asset and lease liability as of April 1, 2026, with the difference from prior amortization absorbed into the ROU asset.

The Company is a party to a 5-year operating lease for an office in Goleta, California through September 21, 2030, with total lease payments of $0.3 million. The Company recorded the net present value of $0.3 million for both the ROU asset and lease liability on September 5, 2025.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2026 ($ in thousands):

Years ending September 30,
Remainder of 2027	$194
2028	266
2029	238
2030	280
2031	237
Thereafter	1,167
Total	2,382
Less: imputed interest	(404)
Total lease liability - operating	1,978
Less: lease liability - operating, current portion	183
Lease liability - operating, long-term portion	$1,795

The weighted average remaining lease term and the discount rate for the lease at September 30, 2026 are 8.9 years and 3.99%, respectively. The total lease expenses were $0.1 million for each of the three months ended September 30, 2026 and 2025, respectively. The variable costs for common area operating expenses and electricity were $0.1 million for each of the three months ended September 30, 2026 and 2025, respectively.

Note 5 – Warrants

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

The following warrants to purchase common stock were outstanding as of September 30, 2026:

Number of Shares	Exercise Price	Expiration Date
26,762	$3.00	December 22, 2027
4,542	3.00	January 10, 2028
6,660	3.00	March 31, 2028
41,738	3.00	March 10, 2028
79,702

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “views,” “will,” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

Our results of operations for the three months ended September 30, 2026, as compared to the same period of 2025, were as follows ($ in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$568	$1,385	$(817)	-59%
Operating expenses	4,816	2,993	1,823	61%
Other income (expense)	492	115	377	328%
Loss before income tax expense	(3,756)	(1,493)	(2,263)	152%
Income tax expense	-	-	-	-
Net loss	$(3,756)	$(1,493)	$(2,263)	152%

Revenue: Revenue decreased $0.8 million to $0.6 million for the three months ended September 30, 2026, compared to $1.4 million for the same period in 2025. The decrease was primarily attributable to the completion of the first phase of one large government contract, partially offset by revenue generated from four new government contracts.

Operating expenses: Operating expenses increased $1.8 million, or 61%, to $4.8 million for the three months ended September 30, 2026, compared to $3.0 million for the same period in 2025. The increase was primarily driven by an increase in compensation and related costs, including salaries, stock-based compensation and employee benefits driven by new employees as well as increased general and administrative, and R&D expenses to support the expansion of the business and scaling of operations.

Other income (expense): Other income, consisting entirely of interest income, totaled $0.5 million for the three months ended September 30, 2026, compared to $0.1 million for the same period in 2025.

Income tax expense: No income tax expense was recorded for the three months ended September 30, 2026 and 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents totaling $53.9 million, compared to $56.0 million as of June 30, 2026. These funds are primarily held in cash on deposit and money market funds that invest 100% of their assets in short-term U.S. Treasury obligations.

Prior to the public offerings of common stock in March 2025 and September 2025, our operations were primarily financed through the issuance of convertible notes and sales of common stock in private placement transactions. We intend to continue to use the net proceeds from the offerings to support operational growth, invest in product development, and fund working capital and general corporate purposes.

On March 20, 2026, we entered into a sales agreement under which we may, from time to time, offer and sell shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $50.0 million, through an “at-the-market” offering program (the “ATM Program”). During the fourth quarter of fiscal year 2026, we sold 830,484 shares of our common stock under the ATM program, resulting in net proceeds of $20.1 million, after deducting commissions and other offering expenses. We did not sell any shares under the ATM program or raise any proceeds during the first quarter of fiscal year 2027.

On July 29, 2026, we entered into a letter of intent with the U.S. Department of Commerce for up to $30 million in proposed funding under the CHIPS and Science Act. The proposed funding is intended to support R&D of our semiconductor manufacturing platform. The contemplated award remains subject to further due diligence, required governmental approvals, and the execution of definitive award documents. If finalized and received, the funding could serve as a potential source of capital to support our R&D activities and strengthen our liquidity position; however, until the applicable conditions are satisfied and definitive agreements are executed, the funding is not a committed source of liquidity.

We continue to assess our capital requirements and may pursue additional financing opportunities to support long-term growth initiatives or respond to changes in market conditions.

As of September 30, 2026, we had net working capital, defined as total current assets less total current liabilities, of $53.0 million, compared to $55.4 million at June 30, 2026. The decrease was primarily driven by a $2.2 million decrease in current assets, which decreased to $55.1 million from $57.3 million over the same period, largely due to a $2.1 million decrease in cash and cash equivalents since June 30, 2026. Current liabilities totaled $2.1 million and $1.9 million as of September 30, 2026 and June 30, 2026, respectively, and the balances primarily consisted of accounts payable, along with accrued expenses and other short-term obligations expected to be settled within one year. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to raise additional funds pursuant to the ATM program will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.

The following table shows a summary of our cash flows for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by (used in)
Operating activities	$(1,746)	$(815)	$(931)	114%
Investing activities	(252)	(210)	(42)	20%
Financing activities	(133)	23,432	(23,565)	-101%
Increase (decrease) in cash and cash equivalents	$(2,131)	$22,407	$(24,538)	-110%

Net cash used in our operating activities was $1.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, the net cash used in operating activities primarily resulted from a net loss of $4.3 million, primarily offset by non-cash stock-based compensation expense of $1.4 million, a decrease in prepaids and other current assets of $0.3 million and an increase in accrued expenses and other current liabilities of $0.4 million. For the three months ended September 30, 2025, the net cash used in operating activities primarily resulted from a net loss of $1.5 million, and increases in accounts receivable of $0.3 million and prepaids and other current assets of $0.2 million, primarily offset by non-cash stock-based compensation expense of $1.1 million.

Net cash used in our investing activities totaled $0.3 million for each of the three months ended September 30, 2026 and 2025. These investing activities primarily consisted of purchases of equipment.

Net cash used in our financing activities was $0.1 million for the three months ended September 30, 2026, compared to net cash provided by financing activities of $23.4 million for the same period in 2025. For the three months ended September 30, 2026, we received $0.2 million from the exercise of stock options and paid $0.3 million in taxes related to net share settlement of stock options and restricted stock units. For the same period in 2025, we received $23.4 million, net of offering costs, from the public offering.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited condensed consolidated financial statements, which have been prepared in accordance with GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Our significant accounting policies and estimates are discussed in Note 1 to the Condensed Consolidated Financial Statements “The Company and Basis of Presentation.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2026, concluded that our disclosure controls and procedures were not effective as of that date.

Material Weakness and Related Remediation Initiatives

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

As disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2026, our management identified a material weakness in our internal control over financial reporting due to an insufficient number of personnel with appropriate technical accounting capabilities and effective control disciplines to evaluate, account for, and properly record certain non-routine and complex transactions.

Notwithstanding the material weakness described above, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management continue to implement corrective actions to remediate the identified material weakness, including increasing accounting resources, enhancing the review and oversight of significant and non-routine transactions, and further developing and formalizing our internal control framework. We have engaged a third-party firm with expertise in internal controls and internal audit to assist management in assessing our control environment enhancing internal control over financial reporting, and supporting the design, implementation and testing of remediation activities, including testing the design and operating effectiveness of key controls.

Management continues to evaluate and enhance our processes and controls and expects to implement additional controls and procedures as appropriate. The material weakness will not be considered remediated until the relevant controls have been implemented and operated for a sufficient period of time, and management has concluded through testing that such controls are operating effectively. The timing of remediation will depend on the implementation and evaluation of these controls.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time to time, we may be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. We are not aware of any material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any other equity securities that were not registered under the Securities Act during the quarter ended September 30, 2026, that were not otherwise disclosed in our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Bylaws

Effective November 12, 2026, our Board of Directors approved an amendment and restatement of our Bylaws to defer to the current state statute with respect to production of a stockholder list in connection with our annual meeting of stockholders.

The foregoing description is qualified by the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Insider Trading Arrangements and Related Disclosure

During the three months ended September 30, 2026, no director or executive officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, on May 23, 2026, Jonathan Klamkin, our President, Chief Executive Officer, and Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that provided for the sale of up to 300,000 shares of our common stock. Subsequent to the end of the period covered by this report, on October 21, 2026, Dr. Klamkin terminated the 10b5-1 trading arrangement.

Annual Meeting Timing

As previously announced, our Board of Directors established November 19, 2026 as the date of our next annual meeting of stockholders (the “Annual Meeting”). The exact time and virtual attendance details for the Annual Meeting were specified in a definitive proxy statement that was filed with the Securities and Exchange Commission on September 30, 2026.

The date of the Annual Meeting is more than 30 days before the anniversary of our prior annual meeting of stockholders. Accordingly, stockholders who, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), desire to present proposals (other than director nominations) for inclusion in Aeluma’s proxy materials relating to the Annual Meeting were required to follow the procedures provided in Rule 14a-8 and our bylaws. To be timely, such proposals must have been delivered to or mailed and received by our corporate secretary on or before the close of business on September 26, 2026, which was a reasonable time before printing and mailing of our proxy materials for the meeting.

Stockholders who intend to propose an item of business for consideration at the Annual Meeting, but not have it included in our proxy statement, or intending to nominate a person for election as a director at the Annual Meeting, must have provided timely written notice of such proposal or nomination. To be timely under our bylaws, such notice also must have been delivered to or mailed and received by our corporate secretary no later than the close of business on September 26, 2026.

In addition to satisfying the foregoing requirements under our bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the nominees selected by our board of directors also must have provided notice that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than September 26, 2026.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, filed June 22, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 28, 2021)
3.2	Amended and Restated Bylaws of Aeluma, Inc., adopted November 12, 2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished and not filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aeluma, Inc.

Date: November 12, 2026	By:	/s/ Jonathan Klamkin
	Name:	Jonathan Klamkin
	Title:	President and Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2026	By:	/s/ Christopher Stewart
	Name:	Christopher Stewart
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)